Form 10-Q
period 2012-12-31
Avangard Capital Group, Inc
filed 2013-03-25
CIK 1561092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________

Commission file number: 333-184682

AVANGARD CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-5507359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2708 Commerce Way, Suite 300, Philadelphia, PA	19154
(Address of principal executive offices)	(Zip Code)

215-464-7300
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

As of March 25, 2013 there were 10,000,000 shares issued and outstanding of Registrant’s Common Stock (par value $0.0001 per share)

AVANGARD CAPITAL GROUP, INC.

Quarterly Report on From 10-Q

December 31, 2012

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

AVANGARD CAPITAL GROUP, INC.

 CONDENSED BALANCE SHEETS

(unaudited)

	December 31, 2012	June 30, 2012

ASSETS
Current assets
Cash	$744,951	$20,696
Floor plan financing receivable	131,100	140,890
Fees receivable	3,623	1,123
Interest receivable	2,295	610
Total current assets	$881,969	$163,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,000	$400
Unearned income	1,020	-
Total current liabilities	$11,020	$400

Stockholders’ equity
Convertible Preferred Stock Series A, $0.0001 par value, 300,000,000 authorized, 905,000 issued and outstanding	$90	$90
Common stock, $0.0001 par value, 1,000,000,000 authorized; Class A, 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in-capital	904,910	904,910
Subscription Receivable	-	(744,451)
(Accumulated deficit) Retained earnings	(35,051)	1,370
Total stockholders’ equity	870,949	162,919
Total liabilities and stockholders’ equity	$881,969	$163,319

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended	For the Six Months Ended
	December 31, 2012

Revenue
Origination fees	$7,901	$16,546
Interest revenue	7,711	15,267
	15,612	31,813

Operating expenses
Selling, general, and administrative	41,328	68,234
	41,328	68,234
Net Loss	$(25,716)	$(36,421)

Net loss per share attributable to common stockholders – basic and diluted	$0.00	$0.00
Weighted average number of common shares used in computation – basic and diluted	10,000,000	10,000,000

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Retained Earnings (Accumulated	Subscription	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Receivable	Equity
Balance, June 30, 2012	905,000	$90	10,000,000	$1,000	$904,910	$1,370	$(744,451)	$162,919

Subscription received	-	-	-	-	-	-	744,451	744,451
Net loss	-	-	-	-	-	(36,421)	-	(36,421)
Balance, December 31, 2012	905,000	$90	10,000,000	$1,000	$904,910	$(35,051)	$-	$870,949

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

For the Six Months Ended December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,421)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Floor plan financing receivable	9,790
Fees receivable	(2,500)
Interest receivable	(1,685)
Accounts payable	9,600
Unearned revenue	1,020
Net cash used in operating activities	(20,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Subscription received	744,451
Net cash provided by financing activities	744,451

Net increase in cash	724,255

Cash, beginning of the period	20,696
Cash, end of the period	$744,951

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC .

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Avangard Capital Group, Inc., a Nevada corporation is referred to in this report as “we”, “us”, “our”, “ACG”, the “Company” or “Avangard Capital Group.”

We were incorporated June 13, 2012 under the laws of the State of Nevada. Our executive offices are located at 2708 Commerce Way, Suite 300, Philadelphia, PA 19154.

We are an independent auto sales finance company that provides floor plan financing for independent used car dealers based on the value of collateral (the car) as determined by us using the automobile industry’s nationally-recognized valuation sources. We operate in the states of New Jersey, Pennsylvania and Florida. We have a limited operating history and commenced business June 22, 2012 with the purchase of all floor plan receivables from Avangard Auto Finance, Inc. (“AAF”), an affiliate. Pursuant to an Assignment Agreement with AAF dated June 13, 2012, we acquired AAF’s floor plan financing portfolio for $151,979, the face value of the contracts plus accrued interest and fees at that time.

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended December 31, 2012 are not necessarily indicative of the results expected for the full year or for any subsequent interim periods. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements included in our Registration Statement on Form S-1 for the period from June 13, 2012 (inception) through June 30, 2012.

Use of Estimates

We use estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Concentrations of Credit Risk for Cash

Our cash balances are maintained at one bank. Balances are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Revenue Recognition

Interest income from floor plan financing receivable is recognized using the interest method. Accrual of income on finance receivable is suspended when a contract is contractually delinquent for ninety days or more. The accrual is resumed when the contract becomes contractually current and past due interest is recognized at that time.

AVANGARD CAPITAL GROUP, INC .

NOTES TO CONDENSED FINANCIAL STATEMENTS

Origination Fees are recognized for services provided during the loan origination process at the point in time the loan is funded.

Floor Plan Financing Receivable

Floor plan financing receivable consists of purchased automobiles, which were assigned to us upon acquisition. The titles to the automobiles, which serve as security for the payment of the purchased contracts, are held by us.

Floor plan financing receivable that we intend and have the ability to hold for the foreseeable future or until maturity of payoff are reported at their outstanding gross contractual balances, net of allowance for losses and unearned finance revenue. Unearned finance revenue consists of unearned interest and discounts realized on contract purchases.

We perform periodic evaluations of the adequacy of the allowance for losses taking into consideration the past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, as well as recovery potential of any underlying collateral, personal guarantees and current economic conditions. Any increases in the allowance for losses subsequent to the acquisition of the contract are charged to earnings. As of December 31, 2012 and June 30, 2012 no provision has been made.

Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts. The carrying value of cash, floor plan financing receivable, bridge loan receivable and accounts payable approximate the fair value because of the short maturity of those instruments.

The accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement, and enhance disclosure requirements for fair value measures.

The three levels are defined as follows:

Level 1:	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2:	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3:	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

AVANGARD CAPITAL GROUP, INC .

NOTES TO CONDENSED FINANCIAL STATEMENTS

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. No provision has been made for federal and state income taxes at December 31, 2012 or June 30, 2012.

NOTE 2 – COMMON AND PREFERRED STOCK

We are authorized to issue 1,000,000,000 shares of $0.0001 par value common stock of which 10,000,000 shares have been issued and outstanding, designated Class A at December 31, 2012 and June 30, 2012. These shares were issued to Friedman Financial Group, Inc. and DJS Investments, LLC at par value for total consideration of $1,000 at June 13, 2012.

We are authorized to issue 300,000,000 shares of $0.0001 par value Convertible Preferred Stock Series A of which 905,000 shares have been issued and outstanding at December 31, 2012 and June 30, 2012. These shares were issued to Friedman Financial Group, Inc. and DJS Investments, LLC at $1.00 for total consideration of $905,000 at June 13, 2012. The holders of the Convertible Preferred Stock Series A shall be entitled to receive a dividend payment of $0.045 per share, payable only and when the Board of Directors should declare such dividends. No dividends were declared for the six months ended December 31, 2012 and year ended June 30, 2012. Preferred shares have a liquidation preference of $1.00 per share. Each share of preferred stock shall have the number of votes represented by the number of shares of the Company’s Class A common stock it may be converted into. The outstanding Convertible Preferred Stock Series A contains a convertible feature whereby one share of Convertible Preferred Stock Series A is convertible to three shares of common stock. As of December 31, 2012 and June 30, 2012 there have been no conversions. Holders of the Convertible Preferred Stock Series A shall be entitled to receive dividends out of the assets of the Company available for distribution to stockholders, before any payment or distribution shall be made on the common stock.

NOTE 3 – NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company’s potential dilutive shares, which include convertible preferred shares, have not been included in the computation of diluted net loss per share as the result would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because we reported a net loss for the three and six months ended December 31, 2012, all potential common shares have been excluded from the computation of the dilutive net loss per share for the period presented because the effect would have been antidilutive. Such potential common shares consist of the following:

December 31, 2012
Convertible preferred shares	2,715,000

NOTE 4 – RELATED PARTY TRANSACTIONS

We entered into a lease agreement, for office space with Commerce Way, LLC (“CWL”). CWL is owned by DJS Investments, LLC and SELF, LP. SELF, LP is a shareholder of Friedman Financial Group, who is a principal shareholder of our company. The lease requires monthly payments of $2,500 on a month to month basis. No security deposit was required. Rent expense for the three and six months ended December 31, 2012 was $7,500 and $12,500, respectively.

AVANGARD CAPITAL GROUP, INC .

NOTES TO CONDENSED FINANCIAL STATEMENTS

We issued a promissory note to a related party on September 15, 2012, maturing in 90 days for $95,000. The note carries a 5% annual interest rate and was repaid on November 9, 2012.

Officers and related parties of our company provide certain administrative expenses at no charge.

NOTE 5 – SUBSEQUENT EVENTS

On February 13, 2013, our Registration Statement on Form S-1 was declared effective by the SEC whereby we are offering 5,000,000 units, each unit consisting of four shares of our common stock and one redeemable common stock warrant (a “Warrant”) at a public offering price of $6.00 per unit (a “Unit”). The Warrants became exercisable and separately transferable from the shares 30 calendar days after February 13, 2013. At any time thereafter until three years following February 13, 2013, subject to earlier redemption, each Warrant entitles the holder to purchase one share of our common stock at an exercise price of $2.00 (133% of the per share price of the common stock included in the Units), subject to adjustment. The Warrants are subject to redemption for $0.0001 per Warrant upon 30 days prior written notice, provided that the last sale price of our common stock equals or exceeds $3.00 (150% of the Warrant exercise price), subject to adjustment, for 10 consecutive trading days. As of the date of this Report, no units have been sold.

In January 2013 we received approval and were licensed by the States of Florida and New Jersey as a Sales Finance Company. In February 2013, we were licensed in the Commonwealth of Pennsylvania as a Sales Finance Company. These licenses permit us to expand our operations to providing financing for auto sales by dealers.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate,” "estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under the “Risk Factors” section of our Registration Statement on Form S-1/A (Amend. No. 3) as filed with the SEC on February 13, 2013:

●	Our limited operating history and ability to achieve profitability.
●	Our ability to assure that related party transactions are fair to our company.
●	We have significant capital requirements and are dependent on the offering proceeds of our February 2013 offering to fund operations.
●	Our dependence on future financing from our current stockholders and Directors.
●	Our ability to manage growth in our business.
●	Our dependence on one floor plan financing agreement.
●	As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.
●	The impact of the volatility in the worldwide credit and equity markets.
●	Our dependence on the services provided by Alan Gulko, our CEO who can exercise voting control over corporate decisions.
●	The super voting power of our CEO and directors who hold shares of the Series A Convertible Preferred Stock.
●	Write-Offs for losses and defaults on our floor plan receivables.
●	The impact of changes in interest rates.
●	Increased costs as a result of becoming a reporting company.
●	Our ability to maintain an effective system of internal controls over financial reporting.
●	The ability of our stockholders to sell their common stock and Warrants may be limited because we are listed on the OTCQB Tier of the OTC Markets and do not meet the criteria to list our securities on an exchange such as The NASDAQ Stock Market.
●	There must be a current prospectus and state registration in order for you to exercise the Warrants which are subject to redemption by us.
●	The affects on our stock price as a result of sales of our common stock by existing shareholders pursuant to Rule 144.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business

We are an independent auto sales finance company that provides floor plan financing for independent used car dealers based on the value of collateral (the car) as determined by us using the automobile industry’s nationally-recognized valuation sources. We currently operate in Pennsylvania, New Jersey and Florida.

Pursuant to an Assignment Agreement with Avangard Auto Financing, Inc., an affiliate (“AAF”) dated June 13, 2012, we acquired AAF’s floor plan financing portfolio for $151,979, the face value of the contracts plus accrued interest and fees at that time. The assignment agreement with AAF included the following agreements with Autosource Enterprises, Inc., an unaffiliated third party (“Autosource Enterprises”): (i) Floor Plan Agreement, (ii) Demand Promissory Note, (iii) Business Line of Credit Agreement, (iv) Surety Agreement and (v) Confessions of Judgment. Pursuant thereto, we have assumed the obligations of AAF under the above agreements. AAF is owned 60% by Friedman Financial Group, LLC and 40% by DJS Investments, LLC, both of whom are the sole shareholders of the Company.

Utilizing the $744,451 we received in August 2012 from our existing shareholders which we plan to use to expand our auto dealer floor plan financing business and for working capital purposes, we believe we have sufficient working capital to sustain our current operations for the next 12 months.

On February 13, 2013, our Registration Statement on Form S-1 was declared effective by the SEC whereby we are offering 5,000,000 units, each unit consisting of four shares of our common stock and one redeemable common stock warrant (a “Warrant”) at a public offering price of $6.00 per unit (a “Unit”). The Warrants became exercisable and separately transferable from the shares commencing 30 calendar days after February 13, 2013. At any time thereafter until three years following February 13, 2013, subject to earlier redemption, each Warrant entitles the holder to purchase one share of our common stock at an exercise price of $2.00 (133% of the per share price of the common stock included in the Units), subject to adjustment. The Warrants are subject to redemption by us for $0.0001 per Warrant upon 30 days prior written notice, provided that the last sale price of our common stock equals or exceeds $3.00 (150% of the Warrant exercise price), subject to adjustment, for 10 consecutive trading days. As of the date of this Report, no units have been sold.

We have our periods as follows:

● “fiscal 2012” – June 13, 2012 (inception) through June 30, 2012

● “fiscal 2013” – July 1, 2012 through June 30, 2013

● “second quarter of fiscal 2013” – October 1, 2012 through December 31, 2012

● “first six months of fiscal 2013” – July 1, 2012 through December 31, 2012

Our Performance

During the first six months of operations company management has confined its operations to the initial customers in order to assure management that the business methods and financing programs are effective. The yield on floor plan receivables is approximately 40% annualized and is expected to remain in the 30% to 40% range. Management is currently performing due diligence on several used car dealers who have applied for floor plan financing under the terms and conditions set by the Company.

We commenced operations June 22, 2012 with the purchase of the loan portfolio from Avangard Auto Finance, Inc. Consequently, no comparative financial data is available.

Our Expansion Plans

We are seeking funds to expand our business over the next 12 months in the following ways. Assuming we raise the entire amount we are seeking in our February 11, 2013 Registration Statement ($29,900,000) we will invest up to $13,500,000 in auto dealer floor plan financing, up to $9,000,000 to expand these operations into South Florida, Southern New Jersey and Nevada, up to $900,000 to obtain state licenses and software for retail auto finance operations, up to $4,500,000 to launch consumer auto financing operations, and up to $2,000,000 for general and administrative costs. In the event we raise 50% of the amount we are seeking in our offering ($14,900,000) we will invest up to $6,700,000 in auto dealer floor plan financing, up to $4,500,000 to expand these operations into South Florida, Southern New Jersey and Nevada, up to $2,200,000 to launch consumer auto financing operations, up to $400,000 to obtain state licenses and software for retail auto finance operations and up to $1,100,000 for general and administrative costs. In the event we raise 10% of the amount we are seeking in our offering ($2,900,000) we will forego expansion into new markets and retail financing operations and scale back the scope and amount of our auto dealer floor plan financing. Under that scenario, we would invest up to $2,500,000 in auto dealer floor plan financing and up to $400,000 for general and administrative costs. At this lower level of operations, we believe we will be able to manage our operations using traditional off the shelf accounting, spreadsheet and word processing software to manage our expected level of operations rather than more costly specialized software systems and will not require any state licenses for retail auto financing operations thereby eliminating the need for capital for these expenses. Furthermore, we believe that we need to raise a minimum of $3,000,000 in our offering and complete $2,500,000 of floor plan financing transactions to achieve a profitable level of sustainable operations. We expect to generate an effective yield on our floor plan loans, including all fees and interest, of approximately 30% per annum, or $75,000 per month with total operating expenses at this level of operations of approximately $50,000 per month. We have estimated our expected effective yield based on our current loan portfolio which generates an actual effective annualized yield of 39.2%. This yield is in-line with the industry averages for sub-prime automobile dealer floor plan loans.

RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended December 31, 2012 was $15,612. Revenue for the six months ended December 31, 2012 was $31,813. Revenue is made up of interest income and origination fees from the Avangard Auto Finance Loan Portfolio.

Selling, general, and administrative

Selling, general, and administrative expenses for the three months ended December 31, 2012 was $41,328. Selling, general, and administrative expenses for the six months ended December 31, 2012 was $68,234. Expenses were primarily for legal and filing fees associated with the preparation of our registration statement on Form S-1.

FINANCIAL CONDITION

Liquidity and Capital Resources

We have financed operations through cash flows from equity transactions. At December 31, 2012, our principal source of liquidity was $744,451 in cash generated to the receipt of a subscription receivable, reflecting the balance due from the sale of 905,000 shares of our Series A Preferred Convertible Stock.

Net cash used in operating activities for the six months ended December 31, 2012 was $20,196.

Net cash provided by financing activities for the six months ended December 31, 2012 was $744,451 from subscription received in connection with the issuance of our Series A Convertible Preferred Stock and common stock.

We believe we have sufficient working capital to sustain our current operations for the next twelve months.

Cash Requirements

Our future capital requirements will depend on numerous factors, including the amount of auto dealer floor plan financing we provide and the rate at which we expand our operations, the profitability of operations and our ability to control costs.

We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

Capital Resources.

On September 15, 2012, the Company entered into an agreement with a S&A Capital Limited, a related party. S&A Capital Limited signed a promissory note maturing 90 days from origination for $95,000. The note carries a 5% annual interest rate and no pre-payment penalty. The promissory note and accrued interest was paid in full on November 9, 2012.

As of December 31, 2012 the Company had cash balance of $744,951.

Off-Balance Sheet Arrangements.

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

“Not applicable to smaller reporting companies”.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, who is also our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation, filed June 13, 2012 (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on November 11, 2012). ***

3.1(a)	Amended and Restated Articles of Incorporation including Series A preferred stock designation (Incorporated by reference to Exhibit 3.1(a) of the Registration Statement on Form S-1 filed on November 11, 2012). ***

3.2	Bylaws of Avangard Capital Group Inc. (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed on November 11, 2012). ***

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed on November 11, 2012). ***

4.1(a)	Specimen Preferred Stock Certificate (Incorporated by reference to Exhibit 4.1(a) of the Registration Statement on Form S-1 filed on November 11, 2012). ***

4.2	Form of Transfer Agent Agreement between Avangard Capital Group Inc. and Interwest Transfer Company, Inc. (Incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 filed on November 11, 2012). ***

4.3	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-1/A (Amendment No. 1) filed on December 31, 2012). ***

4.4	Form of Unit Certificate (Incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-1 filed on November 11, 2012). ***

4.5	Series A Preferred Stock Subscription Agreement (Incorporated by reference to Exhibit 4.5 of the Registration Statement on Form S-1/A (Amendment No. 1) filed on December 31, 2012). ***

4.6	Unit Subscription Agreement (Incorporated by reference to Exhibit 4.6 of the Registration Statement on Form S-1/A (Amendment No. 3) filed on February 11, 2012). ****

10.1	Assignment Agreement between Avangard Capital Group Inc. and Avangard Auto Finance, Inc dated June 13, 2012 (Incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1/A (Amendment No. 1) filed on December 31, 2012). ***

10.2	Floor Plan Agreement with Autosource Enterprises, Inc. (Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1/A (Amendment No. 1) filed on December 31, 2012). ***

10.3	Demand Promissory Note with Autosource Enterprises, Inc. (Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 filed on November 11, 2012). ***

10.4	Business Line of Credit Agreement with Autosource Enterprises, Inc. (Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 filed on November 11, 2012). ***

10.5	Surety Agreement with Autosource Enterprises, Inc. (Incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 filed on November 11, 2012). ***

10.6	Confessions of Judgment with Autosource Enterprises, Inc. (Incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed on November 11, 2012). ***

10.7	Lease Agreement between Avangard Capital Group, Inc. and Commerce Way, LP, dated June 15, 2012 (Incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1/A (Amendment No. 1) filed on December 31, 2012). ***

31.1	*Section 302 Certificate of Chief Executive Officer.

31.2	*Section 302 Certificate of Principal Financial and Accounting Officer.

32.1	*Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

101.INS	XBRL INSTANCE DOCUMENT **

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.
***	Previously filed with Form S-1 dated December 31, 2012
****	Previously filed with Form S-1/A dated February 11, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANGARD CAPITAL GROUP, INC.

Date: March 25, 2013	By:	/s/ Alan Gulko
Alan Gulko
Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

