Form 10-Q
period 2013-03-31
Avangard Capital Group, Inc
filed 2013-05-15
CIK 1561092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 10, 2013 there were 10,000,000 shares issued and outstanding of Registrant’s Common Stock (par value $0.0001 per share)

AVANGARD CAPITAL GROUP, INC.

Quarterly Report on Form 10-Q

March 31, 2013

2

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVANGARD CAPITAL GROUP, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash	$124,732	$20,696
Marketable securities	541,953	-
Floor plan financing receivable	102,635	140,890
Used Car Auto finance receivables, net of allowance and discount	94,890	-
Fees receivable	3,926	1,123
Interest receivable	3,422	610
Other current assets	10,111
Total current assets	$881,669	$163,319
Total assets	$881,669	$163,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$400
Prepaid interest and fees	1,021	-
Due to related parties	11,450	-
Total current liabilities	$12,471	$400

Stockholders’ equity
Convertible Preferred Stock Series A, $0.0001 par value, 300,000,000 authorized, 905,000 issued and outstanding;	$90	$90
Common stock, $0.0001 par value, 1,000,000,000 authorized; Class A, 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	904,910	904,910
Other comprehensive income	16,906	-
Preferred Stock Subscription receivable	-	(744,451)
Accumulated (deficit) earnings	(53,708)	1,370
Total stockholders’ equity	869,198	162,919
Total liabilities and stockholders’ equity	$881,669	$163,319

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended	For the Nine Months Ended
	March 31, 2012

Revenues
Origination Fees	$7,166	$23,712
Interest revenue	5,722	20,273
Interest and Dividend income from marketable securities	643	1,359
	13,531	45,344
Operating expenses:
Selling, general and administrative	32,189	100,422

Net Loss	$(18,658)	$(55,078)

Net unrealized gain on marketable securities	16,906	16,906
Comprehensive Loss	$(1,752)	$(38,172)
Net loss per share attributable to common stockholders - basic and diluted	(0.00)	(0.01)
Weighted average number of common shares used in computation - basic and diluted	10,000,000	10,000,000

The accompanying notes are an integral part of these condensed financial statements.

 AVANGARD CAPITAL GROUP INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Retained Earnings	Accumulated other Comprehensive	Preferred Stock	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	income	Subscriptions	Equity
Balance, June 30, 2012	905,000	$90	10,000,000	$1,000	$904,910	$1,370	$-	$(744,451)	$162,919

Preferred Stock Subscription received								744,451	744,451

Net loss						(55,078)			(55,078)
Unrealized gain on marketable securities							16,906		16,906

Balance, March 31, 2013	905,000	$90	10,000,000	$1,000	$904,910	$(53,708)	$16,906	$-	$869,198

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

For the Nine Months ended March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Decrease in floor plan financing receivable	38,255
Purchase of used car auto financing portfolio	(102,250)
Cash collected from used car auto financing	7,360
Increase in fees receivable	(2,804)
Increase in interest receivable	(2,813)
Increase in other assets	(10,109)
Increase in due to related parties	11,450
Decrease in accounts payable	(400)
Increase in other liabilities	1,021
NET CASH USED IN OPERATING ACTIVITIES	(115,368)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(525,047)
NET CASH USED IN INVESTING ACTIVITIES	(525,047)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock Subscription received	744,451
NET CASH PROVIDED BY FINANCING ACTIVITIES	744,451

Net increase in cash	$104,036

Cash and cash equivalents , beginning of the period	20,696
Cash and cash equivalents end of the period	$124,732

Supplemental Schedule of non-cash activities:
Appreciation in value of marketable securities	$16,906

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

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended March 31, 2013 are not necessarily indicative of the results expected for the full year or for any subsequent interim periods. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements included in our Registration Statement on Form S-1/A (Amendment No. 3) for the period from June 13, 2012 (inception) through June 30, 2012 filed on February 11, 2013.

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

The Company accounts for its investments in auto finance receivables, using either the interest method or the cost recovery method.

The Company accounts for its investment in used car auto finance receivables acquired using the interest method under the guidance of Financial Accounting Standards Board Accounting Standards Codification 310, Receivables (“ASC 310”). In ASC 310 pools of accounts are established based on certain common risk criteria. Each pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision.

The Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no income is recognized until the cost of the portfolio has been fully recovered. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received.

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

We perform periodic evaluations of the adequacy of the allowance for losses taking into consideration the past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, as well as recovery potential of any underlying collateral, personal guarantees and current economic conditions. Any increases in the allowance for losses subsequent to the acquisition of the contract are charged to earnings. As of March 31, 2013 and June 30, 2012 no provision has been made.

Used Car Auto Financing

On March 26, 2013, we acquired a portfolio of consumer automobile loans from Avangard Auto Finance, Inc., (AAF), a related party.

ACG intends to expand its activity in auto financing. We provide financing for independent used car dealers based on the value of collateral (the car) as determined by us using the automobile industry’s nationally-recognized valuation sources.

 The Company is an indirect lender from a legal perspective, meaning the loan is originated by the dealer and immediately assigned to the Company. Typically, the loan is purchased from the dealer. The disbursement to the dealer is calculated using our guidelines as to the value of the automobile. The amount advanced against the collateral is 85% of the “Black Book” liquidation value of the car. From time to time we will have automobiles in inventory as a result of repossessions due to non-payment. Our policy is to issue a repossession order after 15 days delinquency of the loan.

Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts. The carrying value of cash, used car auto financing receivables, floor plan financing receivable, and accounts payable approximate the fair value because of the short maturity of those instruments.

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

Marketable Securities

The Company’s marketable equity securities are classified as available-for-sale investments and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other (expense) income, net. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method.

As of December 31, 2012 and 2011, the Company had $541,953 and $0 of investments in available-for-sale securities determined based on Level 1 inputs, which consisted primarily of publicly traded equity securities. The cost of these marketable securities was $525,047.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. No provision has been made for federal and state income taxes at March 31, 2013 or June 30, 2012.

Note 2 - Used Car Auto Finance Receivables

Changes in used car auto finance receivables are as follows:

	Interest Method	Cost Recovery	Total
Acquisitions of auto finance receivables	$100,000	$2,250	$102,250
Net cash collections	-7,360	0	-7,360
Finance income earned	424	0	424
Ending	$92,640	$2,250	$94,890

The face amount of outstanding auto finance notes receivable at March 31, 2013 is $134,318 of interest method accounts and $323,449 of cost recovery accounts. AAF’s historical loss experience is 27.5%. Applying AAF’s historical loss experience to the outstanding balance of finance receivables results in a $36,937 allowance for doubtful accounts. Deferred interest income on purchased auto finance receivable is $2,491 to be amortized over 18 months.

NOTE 3 - COMMON AND PREFERRED STOCK

We are authorized to issue 1,000,000,000 shares of $0.0001 par value common stock of which 10,000,000 shares have been issued and outstanding, designated Class A at March 31, 2013 and June 30, 2012. These shares were issued to Friedman Financial Group, Inc. and DJS Investments, LLC at par value for total consideration of $1,000 at June 13, 2012.

We are authorized to issue 300,000,000 shares of $0.0001 par value Convertible Preferred Stock Series A of which 905,000 shares have been issued and outstanding at March 31, 2013 and June 30, 2012. These shares were issued to Friedman Financial Group, Inc. and DJS Investments, LLC at $1.00 for total consideration of $905,000 at June 13, 2012. The holders of the Convertible Preferred Stock Series A shall be entitled to receive a dividend payment of $0.045 per share, payable only and when the Board of Directors should declare such dividends. No dividends were declared for the nine months ended March 31, 2013 and year ended June 30, 2012. Preferred shares have a liquidation preference of $1.00 per share. Each share of preferred stock shall have the number of votes represented by the number of shares of the Company’s Class A common stock it may be converted into. The outstanding Convertible Preferred Stock Series A contains a convertible feature whereby one share of Convertible Preferred Stock Series A is convertible to three shares of common stock. As of March 31, 2013 and June 30, 2012 there have been no conversions. Holders of the Convertible Preferred Stock Series A shall be entitled to receive dividends out of the assets of the Company available for distribution to stockholders, before any payment or distribution shall be made on the common stock.

On February 13, 2013, our Registration Statement on Form S-1 was declared effective by the SEC whereby we are offering 5,000,000 units, each unit consisting of four shares of our common stock and one redeemable common stock warrant (a “Warrant”) at a public offering price of $6.00 per unit (a “Unit”). The Warrants became exercisable and separately transferable from the shares 30 calendar days after February 13, 2013. At any time thereafter until three years following February 13, 2013, subject to earlier redemption, each Warrant entitles the holder to purchase one share of our common stock at an exercise price of $2.00 (133% of the per share price of the common stock included in the Units), subject to adjustment. The Warrants are subject to redemption for $0.0001 per Warrant upon 30 days prior written notice, provided that the last sale price of our common stock equals or exceeds $3.00 (150% of the Warrant exercise price), subject to adjustment, for 10 consecutive trading days. As of May 10, 2013, no units have been sold.

NOTE 4 - NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company’s potential dilutive shares, which include convertible preferred shares, have not been included in the computation of diluted net loss per share as the result would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. Because we reported a net loss for the three and nine months ended March 31, 2013, all potential common shares have been excluded from the computation of the dilutive net loss per share for the period presented because the effect would have been antidilutive. Such potential common shares consist of the following:

March 31, 2013
Convertible preferred shares	2,715,000

NOTE 5 - RELATED PARTY TRANSACTIONS

We entered into a lease agreement for office space with Commerce Way, LLC (“CWL”). CWL is owned by DJS Investments, LLC and SELF, LP. SELF, LP is a shareholder of Friedman Financial Group, who is a principal shareholder of our company. The lease requires monthly payments of $2,500 on a month to month basis. No security deposit was required. Rent expense for the three and nine months ended March 31, 2013 was $7,500 and $20,000, respectively.

We issued a promissory note to a related party on September 15, 2012, maturing in 90 days for $95,000. The note carries a 5% annual interest rate and was repaid on November 9, 2012.

On March 26, 2013 we entered into an Retail Installment Contract Receivable Purchase Agreement (the “Purchase Agreement”) with Avangard Auto Finance, Inc. and Avangard Financial Group, Inc. (the “Sellers”), both of whom are our affiliates. Under the terms of the Purchase Agreement, we agreed to pay the Sellers $102,250 (the “Purchase Price”) to purchase certain of their retail installment contract receivables as of the date of the agreement. These amounts include an aggregate principal balance of approximately $141,868 for current loans receivables (the “Current Loans”) and an aggregate principal balance of approximately $323,449 for non-current loans receivables (the “Non-Current Loans”). The Purchase Price has been allocated $100,000 for the Current Loans which we paid upon execution of the agreement and $2,250 has been allocated to the Non-Current Loans payable. The Sellers guaranteed to us that we will recover no less than approximately 70% of the aggregate amount of the Current Loans. If we recover less than approximately 70% of the aggregate amount of the Current Loans, the Sellers shall pay the difference to us upon demand.

Officers and related parties of our company provide certain administrative expenses at no charge.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under the “Risk Factors” section of our Registration Statement on Form S-1/A (Amend. No. 3) as filed with the SEC on February 13, 2013:

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

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business

We are an independent auto sales finance company that provides floor plan financing and auto financing for independent used car dealers based on the value of collateral (the car) as determined by us using the automobile industry’s nationally-recognized valuation sources. We currently operate in Pennsylvania, New Jersey and Florida.

On June 13, 2012, we acquired from Avangard Auto Financing, Inc., an affiliate (“AAF”), a floor plan financing portfolio for $151,979, the face value of the contracts plus accrued interest and fees at that time. Pursuant to an assignment agreement we entered into with AAF to acquire its floor plan financing portfolio, we have assumed the rights and obligations of AAF under the terms of certain Floor Plan Agreements, Demand Promissory Notes, Business Line of Credit Agreements, Surety Agreements and Confessions of Judgment it had entered into with Autosource Enterprises, Inc., an unaffiliated third party. AAF is owned 60% by Friedman Financial Group, LLC and 40% by DJS Investments, LLC, both of whom are the sole shareholders of the Company.

On March 26, 2013 we entered into an Retail Installment Contract Receivable Purchase Agreement (the “Purchase Agreement”) with AAF and Avangard Financial Group, Inc. (the “Sellers”), both of whom are our affiliates. Under the terms of the Purchase Agreement, we agreed to pay the Sellers $102,250 (the “Purchase Price”) to purchase certain of their retail installment contract receivables as of the date of the agreement. These amounts include an aggregate principal balance of approximately $141,868 for current loans receivables (the “Current Loans”) and an aggregate principal balance of approximately $323,449 for non-current loans receivables (the “Non-Current Loans”). The Purchase Price has been allocated as follows: $100,000 for the Current Loans which we paid upon execution of the agreement and $2,250 has been allocated to the Non-Current Loans payable. The Sellers guaranteed to us that we will recover no less than 70% of the aggregate amount of the Current Loans. If we recover less than 70% of the aggregate amount of the Current Loans, the Sellers shall pay the difference to us upon demand.

We plan to use the $744,451 we received in August 2012 from our existing shareholders to expand our auto dealer floor plan financing business and for working capital purposes, we believe we have sufficient working capital to sustain our current operations for the next 12 months.

On February 13, 2013, our Registration Statement on Form S-1 was declared effective by the SEC whereby we are offering 5,000,000 units, each unit consisting of four shares of our common stock and one redeemable common stock warrant (a “Warrant”) at a public offering price of $6.00 per unit (a “Unit”). The Warrants became exercisable and separately transferable from the shares commencing 30 calendar days after February 13, 2013. At any time thereafter until three years following February 13, 2013, subject to earlier redemption, each Warrant entitles the holder to purchase one share of our common stock at an exercise price of $2.00 (133% of the per share price of the common stock included in the Units), subject to adjustment. The Warrants are subject to redemption by us for $0.0001 per Warrant upon 30 days prior written notice, provided that the last sale price of our common stock equals or exceeds $3.00 (150% of the Warrant exercise price), subject to adjustment, for 10 consecutive trading days. As of the date of this Report, no units have been sold and we are continuing to offer Units for sale.

In January 2013 we received approval and were licensed by the States of Florida and New Jersey as a Sales Finance Company. In February 2013, we were licensed in the Commonwealth of Pennsylvania as a Sales Finance Company. These licenses permit us to expand our operations to providing financing for auto sales by dealers.

We have our periods as follows:

●	“fiscal 2012” - June 13, 2012 (inception) through June 30, 2012
●	“fiscal 2013” - July 1, 2012 through June 30, 2013
●	“third quarter of fiscal 2013” - January 1, 2013 through March 31, 2013
●	“first nine months of fiscal 2013” - July 1, 2012 through March 31, 2013

Our Performance

During the first nine months of fiscal 2013 our operations have been confined to the initial customers we acquired from AAF in June 2012 in order to assure management that the business methods and financing programs are effective. We have begun a gradual increase in our operations by acquiring retail installment contract receivables from AAF and Avangard Financial Group, Inc. on March 26, 2013. The yield on floor plan receivables is approximately 40% annualized and is expected to remain in the 30% to 40% range. Management is currently performing due diligence on several used car dealers who have applied for floor plan financing under the terms and conditions set by the Company.

Our used car auto financing activity that we acquired on March 26, 2013 is expected to yield a return of 20% - 30% annualized.

We commenced operations June 22, 2012 with the purchase of the loan portfolio from AAF. Consequently, no comparative financial data is available.

Our Expansion Plans

We are seeking funds to expand our business over the next 12 months in the following ways. Assuming we raise the entire amount we are seeking in our February 13, 2013 Prospectus ($29,900,000) we will invest up to $13,500,000 in auto dealer floor plan financing, up to $9,000,000 to expand these operations into South Florida, Southern New Jersey and Nevada, up to $900,000 to obtain state licenses and software for retail auto finance operations, up to $4,500,000 to launch consumer auto financing operations, and up to $2,000,000 for general and administrative costs. In the event we raise 50% of the amount we are seeking in our offering ($14,900,000) we will invest up to $6,700,000 in auto dealer floor plan financing, up to $4,500,000 to expand these operations into South Florida, Southern New Jersey and Nevada, up to $2,200,000 to launch consumer auto financing operations, up to $400,000 to obtain state licenses and software for retail auto finance operations and up to $1,100,000 for general and administrative costs. In the event we raise 10% of the amount we are seeking in our offering ($2,900,000) we will forego expansion into new markets and retail financing operations and scale back the scope and amount of our auto dealer floor plan financing. Under that scenario, we would invest up to $2,500,000 in auto dealer floor plan financing and up to $400,000 for general and administrative costs. At this lower level of operations, we believe we will be able to manage our operations using traditional off the shelf accounting, spreadsheet and word processing software to manage our expected level of operations rather than more costly specialized software systems and will not require any state licenses for retail auto financing operations thereby eliminating the need for capital for these expenses. Furthermore, we believe that we need to raise a minimum of $3,000,000 in our offering and complete $2,500,000 of floor plan financing transactions to achieve a profitable level of sustainable operations. We expect to generate an effective yield on our floor plan loans, including all fees and interest, of approximately 30% per annum, or $75,000 per month with total operating expenses at this level of operations of approximately $50,000 per month. We have estimated our expected effective yield based on our current loan portfolio which generates an actual effective annualized yield of 30.5% through March 31, 2013. This yield is in-line with the industry averages for sub-prime automobile dealer floor plan loans.

RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended March 31, 2013 was $13,531. Revenue for the nine months ended March 31, 2013 was $45,344. Revenue is made up of primarily interest income and origination fees from the AAF loan portfolio we acquired in June 2012.

Selling, general, and administrative

Selling, general, and administrative expenses for the three months ended March 31, 2013 were $32,189. Selling, general, and administrative expenses for the nine months ended March 31, 2013 were $100,422. Expenses were primarily for legal, accounting , and filing fees associated with the preparation of our registration statement on Form S-1.

FINANCIAL CONDITION

Liquidity and Capital Resources

We have financed operations through cash flows from equity transactions. At March 31, 2013, our principal source of liquidity was $744,451 in cash generated from the receipt of a subscription receivable, reflecting the balance due from the sale of 905,000 shares of our Series A Preferred Convertible Stock.

Net cash used in operating activities for the nine months ended March 31, 2013 was $115,368, which primarily reflected our March 26, 2013 purchase of retail installment contract receivables from AAF and Avangard Financial Group, Inc., our affiliates.

Net cash provided by financing activities for the nine months ended March 31, 2013 was $744,451 from subscription received in connection with the issuance of our Series A Convertible Preferred Stock and common stock.

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

Capital Resources.

On September 15, 2012, the Company entered into an agreement with S&A Capital Limited, a related party. S&A Capital Limited signed a promissory note maturing 90 days from origination for $95,000. The note carried a 5% annual interest rate and no pre-payment penalty. The promissory note and accrued interest was paid in full on November 9, 2012.

As of March 31, 2013 the Company had working capital of $869,198 which included primarily cash and marketable securities of $666,685, floor plan financing receivables of $102,635 and used car auto finance receivables of $94,890.

Off-Balance Sheet Arrangements.

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, who is also our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation, filed June 13, 2012 (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on November 11, 2012).

3.1(a)	Amended and Restated Articles of Incorporation including Series A preferred stock designation (Incorporated by reference to Exhibit 3.1(a) of the Registration Statement on Form S-1 filed on November 11, 2012).

3.2	Bylaws of Avangard Capital Group Inc. (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed on November 11, 2012).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed on November 11, 2012).

4.1(a)	Specimen Preferred Stock Certificate (Incorporated by reference to Exhibit 4.1(a) of the Registration Statement on Form S-1 filed on November 11, 2012).

4.2	Form of Transfer Agent Agreement between Avangard Capital Group Inc. and Interwest Transfer Company, Inc. (Incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 filed on November 11, 2012).

4.3	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-1/A (Amendment No. 1) filed on December 31, 2012).

4.4	Form of Unit Certificate (Incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-1 filed on November 11, 2012).

4.5	Series A Preferred Stock Subscription Agreement (Incorporated by reference to Exhibit 4.5 of the Registration Statement on Form S-1/A (Amendment No. 1) filed on December 31, 2012).

4.6	Unit Subscription Agreement (Incorporated by reference to Exhibit 4.6 of the Registration Statement on Form S-1/A (Amendment No. 3) filed on February 11, 2012).

10.1	Assignment Agreement between Avangard Capital Group Inc. and Avangard Auto Finance, Inc dated June 13, 2012 (Incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1/A (Amendment No. 1) filed on December 31, 2012).

10.2	Floor Plan Agreement with Autosource Enterprises, Inc. (Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1/A (Amendment No. 1) filed on December 31, 2012). ***

10.3	Demand Promissory Note with Autosource Enterprises, Inc. (Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 filed on November 11, 2012).

10.4	Business Line of Credit Agreement with Autosource Enterprises, Inc. (Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 filed on November 11, 2012).

10.5	Surety Agreement with Autosource Enterprises, Inc. (Incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 filed on November 11, 2012).

10.6	Confessions of Judgment with Autosource Enterprises, Inc. (Incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed on November 11, 2012).

10.7	Lease Agreement between Avangard Capital Group, Inc. and Commerce Way, LP, dated June 15, 2012 (Incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1/A (Amendment No. 1) filed on December 31, 2012).

10.8	Accounts Receivable Purchase Agreement among Avangard Capital Group, Inc., Avangard Auto Finance, Inc. and Avangard Financial Group, Inc. dated March 26, 2013 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 2, 2013).

31.1	Section 302 Certificate of Chief Executive Officer.*

31.2	Section 302 Certificate of Principal Financial and Accounting Officer.*

32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.*

101.INS	XBRL INSTANCE DOCUMENT **

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	Filed herewith

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANGARD CAPITAL GROUP, INC.

By:	/s/ Alan Gulko
Date:	May 15, 2013
Alan Gulko
Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

