Form 10-K
period 2013-06-30
Avangard Capital Group, Inc
filed 2013-09-30
CIK 1561092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-184682

Avangard Capital Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-5507359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2708 Commerce Way, Suite 300, Philadelphia, PA	19154
(Address of principal executive offices)	(Zip Code)

(215) 464-7300

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 on December 31, 2012.

The number of shares of the registrant’s Common Stock issued and outstanding was 10,134,664 shares as of September 15, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A – “Risk Factors” of this report.

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

PART 1

ITEM 1. BUSINESS

Company

Avangard Capital Group Inc. (“we”, “us”, the “Company”, “Avangard”) was incorporated in Nevada on June 13, 2012, and is a provider of nonprime automobile floor plan financing for used car dealers. Our executive offices are located at 2708 Commerce Way, Philadelphia, Pennsylvania 19154.

Narrative Description of Business

We are an independent auto sales finance company that provides floor plan financing and auto financing for independent used car dealers. The loans made are based on the value of collateral (the car) as determined by us using the automobile industry’s nationally-recognized valuation sources. We currently operate in Pennsylvania, New Jersey and Florida. Our current operations are focused on the management of a floor plan financing portfolio we acquired in June 2012 and retail installment contract receivables we acquired in March 2013 as discussed below.

Expansion Plans

Over the next 12 months, we are currently planning to expand our auto dealer floor plan financing business utilizing existing working capital derived from the $904,910 investment in our securities we received in August 2012 from our existing shareholders and the $171,985 we raised from the sale of securities pursuant to an offering as set forth in our prospectus dated February 13, 2013.

As discussed in our February 13, 2013 prospectus filed with the SEC, we sought to raise up to $30,000,000 by selling 5,000,000 Units, each Unit consisting of four shares of our common stock and one redeemable common stock warrant at a public offering price of $6.00 per Unit (the “Offering”). We sold 28,666 Units in this Offering for an aggregate offering price of $171,985. The Units are comprised of 114,664 shares of our common stock and 28,666 common stock purchase warrants exercisable at a price of $2.00 per share. The Offering expired on August 14, 2013.

Auto Dealer Floor Plan Financing

We are targeting the auto dealer financing market which is primarily made up of small independent automotive dealers who purchase cars at wholesale auctions. Floor plan financing supports independent used vehicle dealers who purchase vehicles from auctions and other non-auction methods and facilitate the growth of vehicle sales at auctions. We plan to expand our floor plan financing agreements with the dealers who meet our underwriting policies. A line of credit provided under these agreements will enable the dealer to be more competitive in the acquisition of automobiles by providing immediate cash while reducing the amount of paperwork that could hinder their acquisition of automobiles they plan to resell. Larger, more established financial institutions and lenders require dealers to enter into borrowing agreements that often exceed their needs. Our approach is to provide financing that is tailored to the level of business that the dealers conduct. Furthermore, many lenders have themselves exhausted their ability to lend and do not accept new applications from small independent dealers.

Our plans to expand our auto dealer floor plan financing will include originating direct loans to auto dealers. Typically, the loan will be a revolving line of credit collateralized by specific vehicles on the dealer’s sales lot. Periodic inspections will be made by our personnel verifying the collateral location and value. The advance disbursement of the loan proceeds to the dealer will be calculated using our internal financing guidelines as to the value of the automobile. In most cases, we will require the owner of the dealer to personally guarantee the loan and pledge other assets as security.

Our ability to provide floor plan financing facilitates the growth of vehicle sales at auction. In addition, we have the ability to send finance representatives on-site to most approved independent auctions during auction sale-days.

As part of our financing arrangement, we will assess a floor plan fee at the inception of a loan and we collect all accrued fees and interest when the loan is extended or repaid in full. In addition, we generally hold the title or other evidence of ownership to all vehicles which are floor planned. Typical loan terms are expected to be 30 to 90 days, each with a possible loan extension. For an additional fee, a loan extension allows the dealer to extend the duration of the loan beyond the original term for another 30 to 90 days if the dealer makes payment towards principal and pays accrued interest and fees.

The extension of a credit line to a dealer starts with the underwriting process. We plan to extend credit lines up to $250,000 using a proprietary scoring model developed internally by us. Credit lines in excess of $250,000 may be extended using underwriting guidelines which require dealership and personal financial statements and tax returns. Our scoring model which has been developed and used by our Chief Executive Officer in the operation of his auto dealer financing business over the past 6 years, consists of evaluating the liquidation value of the vehicles comprising the collateral asset base. Liquidation values are determined according the nationally recognized authoritative “Black Book” published values. In addition we estimate the value of the other unencumbered assets of the dealership and principal owners of the dealership. Based on that analysis, the dealership would qualify for our maximum line of credit which is the lesser of $250,000 or 80% of the unencumbered assets of the dealership and principals. Credit lines in excess of $250,000 may be extended upon approval of the full Board of Directors. The underwriting of each line of credit requires an analysis of these factors, write-up and recommendation to our Chief Executive Officer or Board of Directors for loans in excess of $250,000.

Our underwriting review and analysis will include a visit to the dealer’s business, inspection of the vehicles to be purchased, comparing industry auto price points with the selling price posted by the dealer, and checking the condition and history of the vehicle. We then develop a maximum amount that we will advance to the dealer for a particular vehicle but in no case more than its current wholesale value. In addition we will examine the dealers’ history of performance, personal credit history of the owner and require the owner’s personal guarantee. While the line of credit is in force we will make periodic visits to the dealer and compare the inventory in the lot to our records. We will retain possession of physical or electronic titles for the cars we finance until the collateral is sold or the loan is paid off. Visits to dealers’ sites are conducted at least once monthly on a random basis. Our current staffing level allows us to service up to $3 million in loans without the need for additional staffing. As our volume of business increases we will hire and train employees at the rate of 1 person for each $2 million in floor plan loans. Our expected profit margins are adequate to provide additional employees as needed with increased volume.

We entered into the auto dealer financing market with the purchase of floor plan receivables from Avangard Auto Finance, Inc., a related party (“AAF”) for $151,979, the face value of the receivables plus accrued interest as of June 13, 2012 when we completed the purchase. The floor plan receivables included a Floor Plan Agreement, Demand Promissory Note, Business Line of Credit Agreement, Surety Agreement and Confessions of Judgment entered into with Autosource Enterprises, Inc., an unaffiliated third party.

Expansion into South Florida, Southern New Jersey and Nevada

We plan to leverage the auto and consumer goods financing experience of Alan Gulko, our President, Chief Executive Officer and Director to market our auto dealer financing to independent auto dealers that he has done business with in the past. Our marketing efforts will focus on the independent auto dealer floor plan market in the South Florida, Southern New Jersey and Nevada markets. We plan to do this by soliciting new dealers through both direct sales efforts at the dealer’s place of business as well as auction-based sales and customer service representatives, who service our dealers at auctions where they replenish and rotate vehicle inventory. In addition, we plan to send our finance representatives on-site to independent auctions to facilitate dealer financing during auction sale-days. Our expansion efforts will be lead by Mr. Gulko. We do not currently have any agreements or arrangement with consultants or sales representatives in connection with our expansion plans.

Automotive Consumer Loans

This aspect of our expansion plans involve purchasing retail automotive installment sale and lease contracts and consumer installment loans secured by automobiles or other motor vehicles, through dealerships in our target markets. These products may include financing for the purchase of new and used vehicles, as well as refinancing of existing motor vehicle loans. The dealer who originates a loan will be able to customize its product features, such as interest rate, loan amount, and loan terms, enabling it to lend to customers with a wide range of credit profiles. We plan to service, administer and make collections on our consumer loan receivables that we plan to purchase from dealers. We may delegate some or our entire loan servicing duties to sub-contractors who are in the business of performing such duties.

In furtherance of our expansion into automotive consumer loans, we acquired certain retail installment contract receivables from AAF and Avangard Financial Group, Inc., a related party (“AFG”) on March 26, 2013 for $102,250. The receivables consisted of an aggregate principal balance of approximately $141,868 for current loans receivables and approximately $323,449 for non-current loans receivables. The sellers guaranteed to us that we will recover no less than 70% of the aggregate amount of the current loans. If we recover less than 70% of that amount, the sellers agreed to pay the difference to us upon demand.

In addition, we received approval and were licensed as a Sales Finance Company by the States of Florida and New Jersey in January 2013 and by the Commonwealth of Pennsylvania in February 2013. These licenses permit us to expand our operations to providing financing for auto sales by dealers.

Government Regulation

Our lending business operates in a highly regulated environment under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth in Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. This business is subject to laws relating to discrimination in extending credit, use of credit reports, privacy matters, disclosure of credit terms and correction of billing errors. It is also subject to certain regulations and legislation that limit its operations in certain jurisdictions. For example, limitations may be placed on the amount of interest or fees that a loan may bear, the amount that may be borrowed, the types of actions that may be taken to collect or foreclose upon delinquent loans, or the information about a customer that may be shared.

Some of the other more significant regulations that we are subject to include:

Privacy – The Gramm-Leach-Bliley Act imposes additional obligations on us to safeguard the information we maintain on our customers and permits customers to “opt-out” of information sharing with third parties. Regulations have been enacted by several agencies that establish obligations to safeguard information. In addition, several states have enacted even more stringent privacy legislation. If a variety of inconsistent state privacy rules or requirements are enacted, our compliance costs could increase substantially. In addition, we are required to manage, use, and store personally identifiable information, principally customers’ confidential personal and financial data, in the course of our business. We depend on our IT networks and systems, and those of third parties, to process, store, and transmit that information. In the past, consumer finance companies have been targeted for sophisticated cyber attacks. A security breach involving our files and infrastructure could lead to unauthorized disclosure of confidential information. We take numerous measures to ensure the security of our hardware and software systems as well as customer information.

Fair Credit Reporting Act – The Fair Credit Reporting Act provides a national legal standard for lenders to share information with affiliates and certain third parties and to provide firm offers of credit to consumers. In late 2003, the Fair and Accurate Credit Transactions Act was enacted, making this preemption of conflicting state and local laws permanent. The Fair Credit Reporting Act was also amended to place further restrictions on the use of information sharing between affiliates, to provide new disclosures to consumers when risk-based pricing is used in the credit decision, and to help protect consumers from identity theft. All of these new provisions impose additional regulatory and compliance costs on us.

We presently believe that we are in substantial compliance with all governmental regulations applicable to our current business. We employ a number of external resources to assist us in complying with our regulatory obligations. These external resources include outside lawyers, law firms and consultants. As we expand our business, we believe that the portion of the Use of Proceeds we have allocated to general and administrative costs is adequate to cover the expected increase in costs to hire and train additional internal and external resources to ensure we remain in substantial compliance with our governmental obligations.

Competition

We primarily provide short-term dealer floor plan financing of wholesale vehicles to independent vehicle dealers in North America. At the national level, our competition includes specialty lenders, banks and financial institutions such as Western Funding, Inc. At the local level, we face competition from banks and credit unions who may offer floor plan financing to local auction customers such as Manheim Auto Auction and American Credit Acceptance. Such entities typically service only one or a small number of auctions.

Some of our industry competitors who operate whole car auctions on a national scale may endeavor to capture a larger portion of the floor plan financing market. In all of our markets, we face direct competition from bank and non-bank lenders who provide non-prime financing for automobile dealers. Certain of these lenders are larger than we are and have greater financial resources than we do. We believe we can compete effectively with our competitors on the basis of favorable collateral valuations that enable dealers to purchaser a wider variety of inventory, higher quality of service, convenience of payment, scope of services offered and historical and consistent commitment to the sector. There is no assurance, however, that our ability to market products and services successfully will not be impacted by competition that now exists or may later develop.

Employees

We currently have 4 employees; among them are Mr. Alan Gulko, our President, Chief Executive Officer and a Director and Simon Friedman, our corporate secretary and a Director. Mr. Gulko devotes substantially all of his time to our business and Mr. Friedman devotes approximately 25% of his time to our business where he assists Mr. Gulko in strategic planning. Mr. Gulko receives a salary of $26,000 per year effective June 15, 2013. Mr. Friedman receives no salary for his work on behalf of the Company. We are dependent upon both Mr. Gulko and Mr. Friedman for implementation of our proposed expansion strategy and execution of our business plan.

Research and Development

We do not currently have a budget specifically allocated for research and development purposes.

Available Information

You can find out more information about us at our Internet website located at www.avangardcapitalgroup.com. The information on or accessible through our website is not incorporated into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

The risk factors in this section describe the material risks to our business, prospects, results of operations, financial condition or cash flows, and should be considered carefully. In addition, these factors constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this Annual Report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

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

RISK FACTORS ASSOCIATED WITH OUR BUSINESS

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability.

We were formed in June 2012 and only have one floor plan financing agreement that we acquired in June 2012 and retail installment contract receivables we acquired in March 2013. As a result, we have a limited operating history upon which a potential investor can evaluate our prospects and the potential value of our common stock. The likelihood of our success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of a new business and the competitive environment in which we will operate. We have little market penetration and successes to date, and may never reach profitability. No additional relevant operating history exists upon which an evaluation of our performance can be made. Our performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing new products and markets in the evolving, highly competitive non prime loan industry. If we cannot successfully manage our business, we may not be able to generate future profits and may not be able to support our operations.

The terms of the agreements to acquire the floor plan financing agreement and retail installment contract receivables from our affiliates, was not arrived at as a result of arms-length negotiations and no independent verification of its value was obtained.

Mr. Alan Gulko, our President, Chief Executive Officer and a Director and Simon Friedman, our corporate secretary and a Director are principal owners of the entities that own AAF and AFG. While the agreements between our Company and the sellers to acquire these assets were approved by our Board of Directors, which at the time we acquired these assets, was entirely comprised of Messrs. Gulko and Friedman, neither of who are independent directors, the agreements were not negotiated on an arms-length basis as a result of Messrs. Gulko and Friedman’s interest in the sellers. While the agreements to acquire these assets were approved by our Board of Directors, there are no assurances that the terms of the agreements are as favorable to us as they might have been had the assets been obtained in arms-length negotiations with unrelated third parties supported by an independent verification of their value.

We have scaled back our expansion plans.

We have scaled back our expansion plans as previously contemplated in our February 13, 2013 prospectus filed with the SEC as the amount we raised in that offering was not sufficient to fully fund those plans. Furthermore, we did not raise our targeted minimum of $3,000,000 in the Offering that would have allowed us to complete $2,500,000 of floor plan financing transactions to achieve a profitable level of sustainable operations. While we believe that we have adequate working capital to sustain our operations and scaled back expansion plans over the next 12 months, if our plans or assumptions change, or prove to be inaccurate because of unanticipated expenses or difficulties or otherwise, we may be required to seek additional financing or may be required to curtail our expansion plans further. Such financing may include the issuance of additional shares of common stock and/or the incurrence of debt financing. There can be no assurance that any additional financing will be available to us on acceptable terms or at all. Any additional equity financing will dilute the interests of our then existing stockholders.

We are highly dependent on future financing from our current stockholders and Directors, Messrs. Gulko and Friedman to fund our expansion as we were unable to raise a sufficient amount of capital in our recent offering.

Although we believe we have sufficient working capital to operate our business over the next 12 months, we will be dependent upon our existing shareholders for future financing as we were unable to raise a sufficient amount in the Offering to execute our previous growth plans. At the present time, there is no agreement between Messrs. Gulko and Friedman and our Company for these individuals to provide any additional funding to us nor do we have any plans to seek additional capital from them or anyone else to fund our previous growth plans. We have no indication that Messrs. Gulko or Friedman would refuse to lend or invest additional funds in our company if we should ask. It would be very difficult to find a financing source to replace Messrs. Gulko or Friedman if they elected not to lend or invest any additional amounts in our company. The loss of Messrs. Gulko or Friedman’s future funding could have a material adverse effect on our business.

We may have difficulty managing growth in our business.

Because of our small size, growth in accordance with our business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we expand our activities and increase the size of our floor plan financing agreements and other product lines, we plan to utilize computer systems and technology to minimize our labor costs. Despite these efforts, there will be additional demands on our financial, technical and management resources. The failure to implement administrative, operating and financial control systems and software or the occurrence of unexpected expansion difficulties, including the recruitment and retention of experienced personnel, talent and consultants, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.

We may not be able to obtain adequate financing to continue our operations.

Failure to generate operating cash flow or to obtain additional financing could result in substantial dilution of our property interests, or delay or cause indefinite postponement of further expansion of our product lines. We will require significant additional capital to fund our future activities. Our failure to find the financial resources necessary to fund our planned activities and service our debt and other obligations could adversely affect our business.

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 102 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We are highly dependent on the services provided by Alan Gulko, our Chief Executive Officer, President and Director.

We are highly dependent upon the services of our Chief Executive Officer, President and Director, Alan Gulko. We have not obtained “key-man” life insurance policies insuring the life of Mr. Gulko. If the services of Mr. Gulko become unavailable to us, for any reason, our business could be adversely affected.

We have established preferred stock which can be designated by our directors without shareholder approval and have established Series A Convertible Preferred Stock, which gives the holders super voting power over our common stock shareholders.

We have 300,000,000 shares of preferred stock authorized and designated 150,000,000 shares as Series A Convertible Preferred Stock. As of the date of this Report, we have 905,000 Series A Convertible Preferred Stock shares issued and outstanding. Our Series A Convertible Preferred Stock allows the holder to vote 3 votes each on shareholder matters. Additional shares of our preferred stock may be issued from time to time in one or more series, each of which shall have distinctive designation or title as shall be determined by our Board of Directors, prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by our Board of Directors. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of our shareholders, our shareholders will have no control over what designations and preferences our preferred stock will have. As a result, our shareholders may have less control over the designations and preferences of the preferred stock and our operations.

Alan Gulko, our Chief Executive Officer, President and Director, can exercise voting control over corporate decisions.

Alan Gulko and Simon Friedman, members of our board of directors beneficially own 99.1% of our total voting securities. As a result these shareholders exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of our controlling stockholders may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

We may experience write-offs for losses and defaults, which could adversely affect our financial condition and operating results.

It will be common for us to recognize losses resulting from the inability of certain customers to repay their loans and the insufficient realizable value of the collateral securing such loans. Additional losses will occur in the future and may occur at a rate greater than we have experienced to date. If these losses were to occur in significant amounts, our financial position, liquidity, and results of operations would be adversely affected, possibly to a material degree.

Changes in interest rates could have an adverse impact on our business. For example:

●	rising interest rates will increase our borrowing costs;

●	rising interest rates may reduce our consumer automotive financing volume by influencing customers to pay cash for, as opposed to financing vehicles; and

●	we are also subject to risks from decreasing interest rates. For example, a significant decrease in interest rates could increase the rate at which loans are prepaid.

Our business may be adversely affected if more burdensome government regulations were enacted.

Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. In most states in which we operate, a consumer credit regulatory agency regulates and enforces laws relating to consumer lenders and sales finance companies such as us. These rules and regulations generally provide for licensing as a sales finance company or consumer lender or lessor, limitations on the amount, duration and charges, including interest rates, for various categories of loans, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors’ rights. In certain states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate do not require special licensing or provide extensive regulation of our business.

We are also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective borrowers and lessees and protect against discriminatory lending and leasing practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each contract or loan and the lease terms to lessees of personal property. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants on the basis of race, color, religion, national origin, sex, age or marital status. According to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system used by us must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency and to respond to consumers who inquire regarding any adverse reporting submitted by us to the consumer reporting agencies. Additionally, we are subject to the Gramm-Leach-Bliley Act, which requires us to maintain the privacy of certain consumer data in our possession and to periodically communicate with consumers on privacy matters. We are also subject to the Service members Civil Relief Act, which requires us, in most circumstances, to reduce the interest rate charged to customers who have subsequently joined, enlisted, been inducted or called to active military duty. The dealers who originate automobile finance contracts and leases purchased by us also must comply with both state and federal credit and trade practice statutes and regulations. Failure of the dealers to comply with these statutes and regulations could result in consumers having rights of rescission and other remedies that could have an adverse effect on us.

We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable local, state and federal regulations. There can be no assurance; however, that we will be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on our operations. Further, the adoption of additional, or the revision of existing, rules and regulations could have a material adverse effect on our business.

Compliance with applicable law is costly and can affect operating results. Compliance also requires forms, processes, procedures, controls and the infrastructure to support these requirements, and may create operational constraints. Laws in the financial services industry are designed primarily for the protection of consumers. The failure to comply with these laws could result in significant statutory civil and criminal penalties, monetary damages, attorneys’ fees and costs, possible revocation of licenses and damage to reputation, brand and valued customer relationships.

In the near future, the financial services industry is likely to see increased disclosure obligations, restrictions on pricing and fees and enforcement proceedings, which could have a material adverse effect on our revenues and results of operations.

We are exposed to credit risk, which could affect our profitability and financial condition.

We are subject to credit risk resulting from defaults in payment or performance by debtors responsible for payments of the loans. There can be no assurances that our monitoring of our credit risk as it impacts the value of these assets and our efforts to mitigate credit risk through our risk-based pricing and loss mitigation strategies are or will be sufficient to prevent an adverse effect on our profitability and financial condition.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting which, in turn, could harm our business and the trading price of our common stock.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Our management has concluded that our internal controls over our financial reporting are not effective as a result of (i) a lack of sufficient qualified accounting personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements, and (ii) inadequate segregation of duties. For a detailed description of the deficiencies, see “Part II — Item 9A — Controls and Procedures.” Our reporting obligations as a public company place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls over financial reporting are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will continue to incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act. As of the date of this Report we do not have an estimate of the costs to the company of compliance with the Act.

We are aware we must strengthen, assess and test our system of internal controls to provide the basis for our SEC reports. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. Furthermore, as we grow our business, our internal controls will become more complex and will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

RISK FACTORS RELATING TO OUR SECURITIES

We do not meet the criteria to list our securities on an exchange such as The NASDAQ Stock Market and our common stock and warrants are illiquid and may be difficult to sell.

There is no market for our common stock at this time and there is no assurance that any market will develop for our common stock. We plan to list our common stock for trading on the Over-The-Counter Bulletin Board when the distribution and potential market for the stock would permit such listing, although there is no assurance that we will be able to accomplish this listing. Generally, securities that are quoted on the Over-The-Counter Bulletin Board lack liquidity and analyst coverage. This may result in lower prices for our common stock than might otherwise be obtained if we met the criteria to list our securities on a larger or more established exchange, such as The NASDAQ Capital Market, and could also result in a larger spread between the bid and asked prices for our common stock.

In addition, if there is only limited trading activity in our common stock, we may not be able to have these securities qualify for quotation on the Over-The-Counter Bulletin Board. The relatively small trading volume would likely make it difficult for our shareholders to sell their common stock as, and when, they choose. As a result, investors may not always be able to resell shares of our common stock publicly at the time and prices that they feel are fair or appropriate.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and

●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The application of Rule 144 creates some investment risk to potential investors; for example, existing shareholders may be able to rely on Rule 144 to sell some of their holdings, driving down the price of the shares you purchased.

The SEC adopted amendments to Rule 144 which became effective on February 15, 2008 that apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding (101,347 shares of common stock as of the date of this Report); or

●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

GENERAL RISK STATEMENT

Based on all of the foregoing, we believe it is possible for future revenue, expenses and operating results to vary significantly from quarter to quarter and year to year. As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, we believe that it is possible that in any given quarter or fiscal year our operating results could differ from the expectations of public market analysts or investors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are 2708 Commerce Way, Philadelphia, PA 19154 where we rent approximately 2,000 square feet of office space from Commerce Way, LP, a related party, at a monthly rental of $2,500 on a month to month basis. We believe our current space is adequate for our operations at this time.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

(a) Market Information

There is no established current public market for the shares of our common stock. There can be no assurance that a liquid market for our common stock will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

(b) Stockholders

As of September 11, 2013, there were 29 stockholders of record for the Company’s Common Stock. There are no shares of the Company held in street name. In addition, there were approximately 2 holders of record of the Company’s Series A Convertible Preferred Stock.

(c) Dividends

The Company has not declared or paid, nor has it any present intention to pay, cash dividends on its common stock or Series A Convertible Preferred Stock. Accordingly, it is unlikely the Company will declare any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On June 27, 2013, we issued 10,000 shares of our unregistered common stock to Robert A. Cornaglia, CPA as compensation to serve as a director of our company. We recorded an expense of $15,000 or $1.50 per share, the value of the stock which approximated the value of services.

On June 27, 2013, we issued 10,000 shares of our unregistered common stock to Arkady Rayz as compensation to serve as a director of our company. We recorded an expense of $15,000 or $1.50 per share, the value of the stock which approximated the value of services.

These shares of our common stock were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Securities Act”). In addition, the recipients of our shares were sophisticated investors and had access to information normally provided in a prospectus regarding us. In addition, the recipients of the shares had the necessary investment intent as required by Section 4(2) since they agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for the above transactions.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an independent auto sales finance company that provides floor plan financing and auto financing for independent used car dealers who require financing to purchase cars at wholesale auctions. The loans we make are based on the value of collateral (the car) as determined by us using the automobile industry’s nationally-recognized valuation sources. We entered into the auto dealer financing market with the purchase of floor plan receivables and related agreements from our affiliate AAF for $151,979, the face value of the receivables plus accrued interest as of June 13, 2012 when we completed the purchase. The agreements comprising the floor plan receivables were entered into by Autosource Enterprises, Inc., an unaffiliated third party.

In furtherance of our expansion into automotive consumer loans, we acquired certain retail installment contract receivables from our affiliates AAF and AFG on March 26, 2013 for $102,250. The receivables consisted of an aggregate principal balance of approximately $141,868 for current loans receivables and approximately $323,449 for non-current loans receivables. The sellers guaranteed to us that we will recover no less than 70% of the aggregate amount of the current loans. If we recover less than 70% of that amount, the sellers agreed to pay the difference to us upon demand.

In addition, we received approval and were licensed as a Sales Finance Company by the States of Florida and New Jersey in January 2013 and by the Commonwealth of Pennsylvania in February 2013. These licenses permit us to expand our operations to providing financing for auto sales by dealers.

As discussed in our February 13, 2013 prospectus filed with the SEC, we sought to raise up to $30,000,000 by selling 5,000,000 Units, each Unit consisting of four shares of our common stock and one redeemable common stock warrant at a public offering price of $6.00 per Unit (the “Offering”). We sold 28,666 Units in this Offering for an aggregate offering price of $171,985. The Units are comprised of 114,664 shares of our common stock and 28,666 common stock purchase warrants exercisable at a price of $2.00 per share. The Offering expired on August 14, 2013.

Recent Developments

The net result for the fiscal year ended June 30, 2013 was a loss of $129,381 compared to income of $1,370 for the prior year. The results of operations reflect twelve months of our operations in fiscal 2013 compared to 17 days in fiscal 2012 as we commenced operations on June 13, 2012.

We define our accounting periods as follows:

●	“fiscal 2012” - June 13, 2012 (inception) through June 30, 2012

●	“fiscal 2013” - July 1, 2012 through June 30, 2013

●	“fiscal 2014” - July 1, 2013 through June 30, 2014

Overview of Our Performance

During the fiscal 2013 we focused our operations on the management of the floor plan financing portfolio we acquired in June 2012 in order to validate the effectiveness of our business methods and financing programs. We have begun a gradual increase in our operations through our March 26, 2013 acquisition of retail installment contract receivables. The yield on floor plan receivables is approximately 36% and is expected to remain in the 30% to 40% range. Management is currently performing due diligence on several used car dealers who have applied for floor plan financing under the terms and conditions we have set. Based on the number of inquiries, we expected to increase our loan portfolio by more than 100% in fiscal 2014.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. We commenced operations on June 13, 2012 with the purchase of the floor plan financing portfolio discussed above. Consequently, comparative financial data for the fiscal year ended June 30, 2012 is not meaningful.

Revenue

Total revenue increased $69,227 to $70,997 for the fiscal year ended June 30, 2013 compared to $1,770 in fiscal 2012. This increase in total revenue is primarily due to fees and interest revenue derived from the floor plan financing receivables we acquired on June 13, 2012. The average outstanding balance of the floor plan financing receivables during fiscal 2013 was $196,500 for an annualized return of approximately 36%.

Operating Expenses

Total operating expenses increased $210,908 to $211,308 for the fiscal year ended June 30, 2013. These expenses were comprised primarily of approximately $128,500 related to legal, accounting and filing fees associated with the preparation of our registration statement on Form S-1 and SEC compliance obligations. Additionally, we incurred approximately $30,000 in stock based compensation to two board members, $11,000 for computer services, and $27,500 for rent.

Other Income

Other income increased to $10,930 as compared to $0 for the fiscal year ended June 30, 2013. This increase is due to realized gains in regards to the sale of marketable securities and interest/dividends.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2013 our working capital amounted to $864,351, an increase of $701,432 as compared to $162,919 as of June 30, 2012. This increase is primarily a result of sales of our securities to our current shareholders. Working Capital included primarily cash and marketable securities of $542,252, floor plan financing receivables of $252,220 and used car auto finance receivables of $48,868.

We have financed operations through cash flows from financing activities transactions and to a lesser extent, cash generated from our operations. Net cash used in operating activities for the year ended June 30, 2013 was $285,432, which primarily reflected an increase in floor plan financing receivable of $111,330, acquisition of used car auto financing portfolio of $102,250 and a net loss of $129,381 partially offset by collections from our used car auto financing portfolio of $53,382 that we acquired in March 2013 and stock based compensation to directors of $30,000. Net cash used in operating activities of $140,853 in fiscal 2012 was comprised primarily of $151,979 for acquisition of a floor plan portfolio, partially offset by floor plan financing receivable.

Net cash used in investing activities for the year ended June 30, 2013 was $351,666, primarily from purchases of marketable securities of $700,000 partially offset by the proceeds from the sale of marketable securities of $352,330. There was no cash used in or provided by investing activities in fiscal 2012.

Net cash provided by financing activities for the year ended June 30, 2013 was $780,451, primarily from subscription received in connection with the issuance of our Series A Convertible Preferred Stock and common stock. Net cash provided by financing activities for fiscal 2012 was $161,549 stemming from our sale of preferred and common stock.

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

Capital Resources

On September 15, 2012, the Company entered into an agreement with S&A Capital Limited, a related party. S&A Capital Limited signed a promissory note maturing 90 days from origination for $95,000. The note carried a 5% annual interest rate and no pre-payment penalty. The promissory note and accrued interest was paid in full on November 9, 2012.

On February 13, 2013, our Registration Statement on Form S-1 was declared effective by the SEC whereby we offered 5,000,000 units, each unit consisting of four shares of our common stock and one redeemable common stock warrant (a “Warrant”) at a public offering price of $6.00 per unit (a “Unit”). The Warrants became exercisable and separately transferable from the shares commencing 30 calendar days after February 13, 2013. At any time thereafter until three years following February 13, 2013, subject to earlier redemption, each Warrant entitles the holder to purchase one share of our common stock at an exercise price of $2.00 (133% of the per share price of the common stock included in the Units), subject to adjustment. The Warrants are subject to redemption by us for $0.0001 per Warrant upon 30 days prior written notice, provided that the last sale price of our common stock equals or exceeds $3.00 (150% of the Warrant exercise price), subject to adjustment, for 10 consecutive trading days. As of the date of this Report, we have sold 28,666 Units for an aggregate offering price of $171,985. The Units are comprised of 114,664 shares of our common stock and 28,666 common stock purchase warrants exercisable at a price of $2.00 per share. The offering expired on August 14, 2013.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of June 30, 2013 we have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 1 of our Financial Statements included elsewhere in this Annual Report on Form 10-K. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

The Company accounts for its investment in floor plan financing receivables which it acquired on June 13, 2012 using the interest method under the guidance of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Section 310, Receivables (“ASC 310”). Under ASC 310, pools of accounts are established based on certain common risk criteria. Each pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision.

The Company accounts for its investment in retail installment contract receivables it acquired on March 26, 2013 using the cost recovery method under the guidance of ASC 310 as the Company’s collections on this particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no income is recognized until the cost of the retail installment contract receivables portfolio has been fully recovered. This pool of accounts can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received.

Floor Plan Financing

Floor plan financing receivable consists of purchased automobiles, which were assigned to us upon acquisition. The titles to the automobiles, which serve as security for the payment of the purchased contracts, are held by us.

Floor plan financing receivable that we intend and have the ability to hold for the foreseeable future, or until maturities of payoff are reported at their outstanding gross contractual balances, net of allowance for losses and unearned finance revenue. Unearned finance revenue consists of unearned interest and discounts realized on contract purchases.

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

Used Car Loan Receivables

On March 26, 2013, we acquired a portfolio of consumer automobile loans from Avangard Auto Finance, Inc., (“AAF”), a related party.

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

As of June 30, 2013, the entire Used Car Auto Financing Portfolio’s collection cannot be reasonably predicted by the Company; therefore the modified cost recovery method has been utilized to account for the pool of loans.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the year ended June 30, 2013.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-11 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Avangard Capital Group, Inc.

We have audited the accompanying balance sheets of Avangard Capital Group, Inc. as of June 30, 2013 and 2012, and the related statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the periods ended June 30, 2013 and 2012. Avangard Capital Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avangard Capital Group, Inc. as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the periods ended June 30, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
East Hanover, New Jersey
September 30, 2013

AVANGARD CAPITAL GROUP, INC.

BALANCE SHEETS

	June 30, 2013	June 30, 2012
ASSETS
Current assets:
Cash	$164,049	$20,696
Marketable securities	378,203	-
Floor plan financing receivable	252,220	140,890
Used car auto finance receivables	48,868	-
Fees receivable	11,218	1,123
Interest receivable	9,807	610
Other current assets	2,980	-
Total current assets	867,345	163,319

Property and equipment, net	3,863	-

Total assets	$871,208	$163,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,994	$400
Total current liabilities	2,994	400

Stockholders’ equity:
Convertible Preferred Stock Series A, $0.0001 par value, 300,000,000 authorized, 905,000 issued and outstanding;	90	90
Common stock, $0.0001 par value, 1,000,000,000 authorized; Class A, 10,134,664 and 10,000,000 shares issued and outstanding, respectively	1,013	1,000
Additional paid in capital	1,106,893	904,910
Stock subscription receivable	(135,996)	(744,451)
Accumulated other comprehensive income	24,225	-
Accumulated (deficit) earnings	(128,011)	1,370
Total stockholders’ equity	868,214	162,919
Total liabilities and stockholders’ equity	$871,208	$163,319

The accompanying notes are an integral part of these financial statements.

AVANGARD CAPITAL GROUP, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2013	2012
REVENUE
Fee revenue	$39,335	$1,125
Interest revenue	31,662	645
Total revenue	70,997	1,770

OPERATING EXPENSES
Selling, general and administrative	211,308	400
Total operating expenses	211,308	400

(Loss) income from operations	(140,311)	1,370

Other income
Gain on sale of marketable securities	6,308	-
Interest and dividend income	4,622	-
Total other income	10,930	-

Net (loss) income	$(129,381)	$1,370

Net (loss) income per share attributable to common stockholders - basic and diluted	$(0.01)	$0.00
Weighted average number of common shares used in computation - basic and diluted	10,006,771	10,000,000

The accompanying notes are an integral part of these financial statements.

F-2

AVANGARD CAPITAL GROUP, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended June 30,
	2013	2012
Net (loss) income	$(129,381)	$1,370

Other comprehensive income:
Unrealized gain on marketable securities	24,225	-

Total comprehensive (loss) income	$(105,156)	$1,370

The accompanying notes are an integral part of these financial statements.

AVANGARD CAPITAL GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive		Accumulated Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Subscriptions	(Deficit)	Equity
Balance at June 13, 2012	-	$-	-	$-	$-	$-	$-	$-	$-
Issuance of Common Stock	-	-	10,000,000	1,000	-	-	-	-	1,000
Issuance of Convertible Preferred Stock	905,000	90	-	-	904,910	-	(744,451)	-	160,549
Net income								1,370	1,370
Balance at June 30, 2012	905,000	$90	10,000,000	$1,000	$904,910	$-	$(744,451)	$1,370	$162,919
Convertible Preferred Stock subscription received							744,451		744,451
Issuance of Common Stock for services			20,000	2	29,998				30,000
Sale of Common Stock			114,664	11	171,985		(135,996)		36,000
Net loss								(129,381)	(129,381)
Unrealized gain on marketable securities						24,225			24,225
Balance at June 30, 2013	905,000	$90	10,134,664	$1,013	$1,106,893	$24,225	$(135,996)	$(128,011)	$868,214

The accompanying notes are an integral part of these financial statements.

AVANGARD CAPITAL GROUP, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(129,381)	$1,370
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	133	-
Stock based compensation to directors	30,000	-
Gain on sale of marketable securities	(6,308)	-
Changes in operating assets and liabilities
Acquisition of floor plan portfolio	-	(151,979)
Floor plan financing receivable	(111,330)	11,089
Acquisition of used car auto financing portfolio	(102,250)	-
Collections from the used car auto financing portfolio	53,382	-
Fees receivable	(10,095)	(1,123)
Interest receivable	(9,197)	(610)
Other assets	(2,980)	-
Accounts payable and accrued expenses	2,594	400
Net cash used in operating activities	(285,432)	(140,853)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,996)	-
Purchase of marketable securities	(700,000)	-
Proceeds from sale of marketable securities	352,330	-
Net cash used in investing activities	(351,666)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of preferred and common stock	780,451	161,549
Net cash provided by financing activities	780,451	161,549

Net increase in cash	143,353	20,696

Cash at beginning of the year	20,696	-
Cash at end of the year	$164,049	$20,696

Supplemental disclosure of cash and non-cash investing and financing transactions:

Unrealized gain on marketable securities	$24,225	$-

The accompanying notes are an integral part of these financial statements.

AVANGARD CAPITAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

Marketable securities were measured at fair value using Level 1 inputs derived from quoted prices in active markets.

AVANGARD CAPITAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

Marketable Securities

Our marketable equity securities have been classified and accounted for as available-for-sale and are reported at fair value. Unrealized gains and losses related to changes in the fair value of securities are recognized in accumulated other comprehensive income, net of tax in our balance sheets. Changes in the fair value of available-for sale securities impact our net income only when such securities are sold or other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the available-for-sale designations as of each balance sheet date.

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

The Company accounts for its investment in floor plan financing receivables which it acquired on June 13, 2012 using the interest method under the guidance of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Section 310, Receivables (“ASC 310”). Under ASC 310 pools of accounts are established based on certain common risk criteria. Each pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision.

The Company accounts for its investment in retail installment contract receivables it acquired on March 26, 2013 using the cost recovery method under the guidance of ASC 310 as the Company’s collections on this particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no income is recognized until the cost of the retail installment contract receivables portfolio has been fully recovered. This pool of accounts can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. From the date of the purchase to June 30, 2013 the Company collected $53,382. As of June 30, 2013 the balance of the acquired portfolio is $48,868.

Floor Plan Financing Receivable

Floor plan financing receivable consists of purchased automobiles, which were assigned to us upon acquisition. The titles to the automobiles, which serve as security for the payment of the purchased contracts, are held by us.

Floor plan financing receivable that we intend and have the ability to hold for the foreseeable future, or until maturities of payoff are reported at their outstanding gross contractual balances, net of allowance for losses and unearned finance revenue. Unearned finance revenue consists of unearned interest and discounts realized on contract purchases.

We perform periodic evaluations of the adequacy of the allowance for losses taking into consideration the past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, as well as recovery potential of any underlying collateral, personal guarantees and current economic conditions. Any increases in the allowance for losses subsequent to the acquisition of the contract are charged to earnings. As of June 30, 2013 and June 30, 2012, no provision has been made.

Used Car Auto Financing

On March 26, 2013, we acquired a portfolio of consumer automobile loans from Avangard Auto Finance, Inc., (“AAF”), a related party.

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

As of June 30, 2013, the entire Used Car Auto Financing Portfolio’s collection cannot be reasonably predicted by the Company; therefore the modified cost recovery method has been utilized to account for the pool of loans.

AVANGARD CAPITAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

Stock-based Compensation

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock instead of settling such obligations with cash payments.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive income consists of unrealized gains on marketable securities categorized as available-for-sale.

Concentrations of Credit Risk

The Company’s assets exposed to credit risk are cash and finance and interest receivables.

For the year ended June 30, 2013 and 2012, one significant customer accounted for 100% of total revenue and floor plan financing receivable.

The Company maintains its cash balances in Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. At times, cash balances may exceed the maximum insurance offered by FDIC.

Property and Equipment

Fixed assets are recorded at their historical cost upon acquisition or cost of construction. The assets are depreciated using the straight line method over their statutory lives. The fixed asset categories and their estimated lives are as follows:

Office Equipment      5 years

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the year ended June 30, 2013.

NOTE 2 - MARKETABLE SECURITIES

Marketable equity securities purchased during the current fiscal year were classified and accounted for as available-for-sale as of June 30, 2013. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date.

June 30, 2013
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Level:1

Common Stock	$353,978	$24,225	$-	$378,203

We recognized $6,308 and $- of net realized gains during the years ended June 30, 2013 and 2012, respectively. Realized gains on the sale of the securities are determined by specific identification of each security’s cost basis.

AVANGARD CAPITAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

NOTE 3 - INCOME TAXES

The provision for income taxes consists of the following:

	June 30,
	2013	2012
Deferred Tax Asset	$52,695	$-
Less: Valuation Allowance	(52,695)	-
Net Deferred Tax Assets	$-	$-

As of June 30, 2013, the Company has a net operating loss carry forwards of $140,311 that can be utilized to offset future taxable income for Federal income tax purposes through 2023, generating a deferred tax benefit of $52,695 by applying Federal and State statutory tax rates. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain.

The following tax years remain subject to examination by the respective tax jurisdictions.

Fiscal Years ending June 30,
Internal Revenue Service	2012 – 2013
Commonwealth of Pennsylvania	2012 – 2013

NOTE 4 - USED CAR AUTO FINANCE RECEIVABLES

Changes in used car auto finance receivables are as follows:

Cost Recovery
Acquisition of auto financing receivables	$102,250
Net cash collections	(53,382)
Ending balance	$48,868

During the quarter ended June 30, 2013 management has determined that the collections of the used car auto finance receivable cannot be reasonably predicted; therefore the modified cost recovery method has been utilized to account for the pool of loans. Accordingly, there is no allowance for doubtful accounts associated with the receivable.

NOTE 5 - COMMON AND PREFERRED STOCK

We are authorized to issue 1,000,000,000 shares of $0.0001 par value common stock of which 10,134,664 and 10,000,000 shares have been issued and outstanding, designated Class A at June 30, 2013 and June 30, 2012, respectively. 10,000,000 shares were issued to Friedman Financial Group, Inc. and DJS Investments, LLC, both related parties, at par value for total consideration of $1,000 at June 13, 2012. During 2013, the Company issued 20,000 shares of its unregistered common stock to two newly elected Board members valued at $1.50 per share. A total of 114,664 shares of its common stock were issued during 2013 in connection with the Company’s sale of 28,666 Units in the Offering discussed below. The Company received proceeds of $171,985 in connection with the sale of the Units of which, $135,996 is a subscription receivable at June 30, 2013; subsequently collected on July 5, 2013.

We are authorized to issue 300,000,000 shares of $0.0001 par value Convertible Preferred Stock Series A of which 905,000 shares have been issued and outstanding at June 30, 2013 and June 30, 2012. These shares were issued to Friedman Financial Group, Inc. and DJS Investments, LLC, both related parties, at $1.00 for total consideration of $905,000 at June 13, 2012. The holders of the Convertible Preferred Stock Series A shall be entitled to receive a dividend payment of $0.045 per share, payable only and when the Board of Directors should declare such dividends. No dividends were declared for the years ended June 30, 2013 and June 30, 2012. Preferred shares have a liquidation preference of $1.00 per share. Each share of preferred stock shall have the number of votes represented by the number of shares of the Company’s Class A common stock it may be converted into. The outstanding Convertible Preferred Stock Series A contains a convertible feature whereby one share of Convertible Preferred Stock Series A is convertible to three shares of common stock. As of June 30, 2013 and June 30, 2012 there have been no conversions. Holders of the Convertible Preferred Stock Series A shall be entitled to receive dividends out of the assets of the Company available for distribution to stockholders, before any payment or distribution shall be made on the common stock.

AVANGARD CAPITAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

Offering of Securities

On February 13, 2013, our Registration Statement on Form S-1 was declared effective by the SEC whereby we are offering 5,000,000 units (the “Offering”), each unit consisting of four shares of our common stock and one redeemable common stock warrant (a “Warrant”) at a public offering price of $6.00 per unit (a “Unit”). The Warrants became exercisable and separately transferable from the shares 30 calendar days after February 13, 2013. At any time thereafter until three years following February 13, 2013, subject to earlier redemption, each Warrant entitles the holder to purchase one share of our common stock at an exercise price of $2.00 (133% of the per share price of the common stock included in the Units), subject to adjustment. The Warrants are subject to redemption for $0.0001 per Warrant upon 30 days prior written notice, provided that the last sale price of our common stock equals or exceeds $3.00 (150% of the Warrant exercise price), subject to adjustment, for 10 consecutive trading days. As of June 30, 2013, 28,666 units have been sold and no warrants have been exercised. The Offering expired on August 14, 2013.

Common Stock Purchase Warrants

The 28,666 Warrants issued in connection with the Offering are exercisable at a price of $2.00 per share (133% of the public offering price of the Units per share price), subject to adjustment as discussed below, at any time after the closing of the Offering and are deemed as indexed to our own stock pursuant to ASC 815. The Warrants will expire at 5:00 p.m., Philadelphia, Pennsylvania time, three years from the effective date of the Offering, or earlier upon redemption.

We may redeem the outstanding Warrants at a price of $0.0001 per Warrant at any time upon a minimum 30 days prior written notice of redemption and if, and only if, the last sales price of our common stock equals or exceeds 150% of the Warrant exercise price, subject to adjustment, for a period of ten consecutive trading days. If the foregoing conditions are satisfied and we call the Warrants for redemption, each Warrant holder shall then be entitled to exercise his or her Warrant prior to the date scheduled for redemption.

The number of shares of our common stock which are subject to the Warrants is subject to proportional adjustment in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation.

A summary of the status of our outstanding common stock purchase warrants granted as of June 30, 2013 and changes during the period is as follows:

	Shares underlying Warrants	Weighted average exercise price
Outstanding and exercisable at June 30, 2012	0	$-
Additions	28,666	2.00
Outstanding and exercisable at June 30, 2013	28,666	$2.00

The following information applies to all warrants outstanding and exercisable at June 30, 2013.

Number of Warrants outstanding and exercisable	Exercise Price	Remaining contractual life (Years)
28,666	$2.00	2.63

NOTE 6 - SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors. We recognized $30,000 and $- for the fiscal years ended June 30, 2013 and 2012, respectively, of compensation expense due to issuance of 20,000 shares to two newly elected Board members at $1.50 per share.

AVANGARD CAPITAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

NOTE 7 - LOSS PER SHARE

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

	June 30, 2013	June 30, 2012
Convertible preferred stock	2,715,000	2,715,000
Warrants attached to units sold	28,666	-

NOTE 8 - RELATED PARTY TRANSACTIONS

We entered into a lease agreement for office space with Commerce Way, LLC (“CWL”). CWL is owned by DJS Investments, LLC and SELF, LP. SELF, LP is a shareholder of Friedman Financial Group, who is a principal shareholder of our company. The lease requires monthly payments of $2,500 on a month to month basis. No security deposit was required. Rent expense for the years ended June 30, 2013 and 2012 was $27,500 and $0 respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer concluded that as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of June 30, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2013 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2013:

●	Material Weakness – The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements.

●	Significant Deficiencies – Inadequate segregation of duties.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s Report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management’s Report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On May 28, 2013, we filed a Current Report on Form 8-K disclosing the appointment of John A. Folino to serve as a director of our company effective as of May 22, 2013. Subsequent to the filing of this Form 8-K and prior to him serving on our Board of Directors, Mr. Folino informed us that he no longer wished to be considered for appointment to our Board of Directors.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held
Alan Gulko	44	President, Chief Executive Officer and Director
Simon Friedman	66	Secretary and Director
Arkady “Eric” Rayz	37	Director*
Robert A. Cornaglia, CPA	46	Director*

* Appointed to the board of directors on May 22, 2013.

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We compensated our Directors who are not employees of our Company for service on our Board of Directors and any committee thereof by granting to each of Messrs. Cornaglia and Rayz 10,000 shares of our unregistered common stock. Our Board of Directors appoints officers annually and each Executive Officer serves at the discretion of our Board of Directors. We have a standing Audit Committee comprised of Robert Cornaglia and Alan Gulko.

Alan Gulko

Mr. Gulko has served as our CEO, President and as a Director since our inception in June 2012. Since 2009 Mr. Gulko has been the CEO of Avangard Financial Group, Inc. which was engaged in the purchase and servicing of retail installment sales contracts and is currently winding down its operations with the assistance of Mr. Gulko on a limited basis. From 2003 to 2009 Mr. Gulko served as President and was an Independent Owner of Boulevard Furniture, Inc., a retail furniture store serving moderate-income customers offering credit and affordable payments in an executive role at Boulevard Furniture, Inc. From 1993 to 2000, Mr. Gulko was sales and marketing manager with Sophistikids, Inc., a retailer of children’s fashion clothing. Mr. Gulko received a BBA degree from Temple University in International Finance in 1991.

As a co-founder and the Chief Executive Officer of our company, Mr. Gulko brings our board his considerable experience in launching new businesses and operating a retail installment sales contract business and qualifies him to continue to serve as a director or our company.

Simon Friedman

Mr. Friedman has served as our corporate secretary and as a Director since our inception in June 2012 and assists Mr. Gulko in strategic planning. From 1983 to 1992 and since 1999, Mr. Friedman has been the President of Joseph Friedman & Sons, a family run cigarette distribution business and the founder and general manager of Freidman Financial Group, LLC which provides business consulting and advisory services related to the Former Soviet Union. From 1992 to 1998 Mr. Friedman was the general manager of operations in Ukraine for British American Tobacco, an importer, wholesale distributor of cigarettes and other tobacco products. From 1979 to 1982, Mr. Friedman was a Manager of Estimating and Planning for Lavelle Aircraft Company in Philadelphia, Pennsylvania. In 1979 Mr. Friedman immigrated to the United States. Mr. Friedman holds degrees in civil and aeronautical engineering from the College of Construction Engineering of Arvno, Ukraine, received in 1968 and 1978. His entrepreneurial business activities began in 1983 with the first purchase of a cigarette business. In April, 2006 Mr. Friedman entered into the automobile financing business.

As a co-founder, corporate secretary and director of our company, Mr. Friedman brings our board his considerable experience in operating a variety of businesses qualifies him to continue to serve as a director or our company.

Arkady “Eric” Rayz

Mr. Rayz is a summa cum laude and Phi Beta Kappa graduate of Temple University. As an undergraduate, Mr. Rayz was a recipient of the H. Thomas and Dorothy Willits Hallowell Scholarship and Temple University President’s Scholar Award. Mr. Rayz obtained his Juris Doctorate from the James E. Beasley School of Law of Temple University, where he was a staff member and editor of the Temple International and Comparative Law Journal. Mr. Rayz served a two-year term as a Staff Attorney for Justice Sandra Schultz Newman of the Supreme Court of Pennsylvania and has co-authored an article entitled “Capital Sentencing: The Effect of Adding Aggravators to Death Penalty Statutes in Pennsylvania” that appeared in the University of Pittsburgh Law Review. Mr. Rayz has broad experience in handling matters in federal and state courts. He is admitted to practice in the Commonwealth of Pennsylvania and the State of New York, before the U.S. District Court for the Eastern District of Pennsylvania, the U.S. Court of Appeals for the Third Judicial Circuit, and the United States Supreme Court. Since 2005, Mr. Rayz has been a co-managing member of Kalikhman & Rayz, LLC, where he advises clients on transactional and litigation matters, involving corporate governance, business financing, commercial disputes, and real estate transfers. In 2012, Mr. Rayz was appointed judge pro tempore by the Philadelphia County Court of Common Pleas. In the same year, Mr. Rayz received the honor of being named “Top Lawyer” by Main Line Today Magazine. In 2012 and 2013, Mr. Rayz was named Pennsylvania’s Super Lawyer Rising Star® by the Super Lawyers Magazine and Philadelphia Magazine.

We believe that the experience of Mr. Rayz as a lawyer qualifies him to serve as a director of our company.

Robert A. Cornaglia, CPA

Mr. Cornaglia, is a partner in the accounting firm, Raible, Cornaglia, Wenstrom & Raible, LLC located in Mt. Laurel, NJ. Mr. Cornaglia’s practice mainly consists of advising closely-held businesses on financial reporting and tax compliance. Prior to joining the Firm as a partner in 2005, Mr. Cornaglia was the Chief Financial Officer for a privately held 65-unit Philadelphia based retail financial services company. Mr. Cornaglia earned his Bachelor of Science in Business Administration from Drexel University in 1989 and was licensed as a certified public accountant in October 1995.

We believe that the experience of Mr. Cornaglia as an accountant and former chief financial officer qualifies him to serve as a director of our company and a member of the Audit Committee.

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

The Audit Committee reviews our accounting, auditing, financial reporting, and internal control functions and selects our independent auditors. The Audit committee is comprised of Robert Cornaglia, CPA and Eric Rayz, Esq. We have not made a determination as to whether Messrs. Cornaglia or Rayz is considered independent.

The Board does not have standing compensation or nominating committees. The Board does not believe compensation or nominating committee is necessary based on the size of our company, the current levels of compensation to corporate officers and the beneficial ownership by two shareholders of more than 90% of our outstanding common stock. The Board will consider establishing compensation and nominating committees at the appropriate time.

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. Candidates for director nominees are reviewed in the context of the current composition of the Board and the Company’s operating requirements and the long-term interests of its stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability.

The Board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, will involve compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Through their own business activities and experiences each of directors have come to understand that in today’s business environment, providing floor plan financing for independent used car dealers and consumer auto financing, along with other related efforts, are the keys to building an auto sales finance company. The directors will seek out individuals with relevant experience to operate and build our current and proposed business activities.

Director Compensation

Messrs. Gulko and Friedman contributed services as directors without compensation during the fiscal year.

Messrs. Rayz and Cornaglia, members of the Board of Directors, each received 10,000 unregistered shares of our common stock as compensation for their service as members of the Board of Directors. The shares were valued at $1.50 per share. In addition, Mr. Cornaglia provided certain consulting services to the Company during fiscal 2013 for which he was paid approximately $2,000. There is no other compensation being considered at this time.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Since none of our securities have been registered pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934, our officers and directors and persons who own more than 10% of our common stock are not required to file Section 16(a) beneficial ownership reports.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer, President and Director of the Company during the fiscal year ended June 31, 2013, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during the fiscal year ended 2013, as well as the most highly compensated employees who did not serve as executive officers during 2013. Compensation information is shown for the fiscal years ended June 31, 2013 and 2012:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards	All Other Compensation ($)	Total ($)
Alan Gulko, Chief Executive Officer	2013	1,084	-	-	1,084
	2012	-	-	-	-

Employment Agreements with Executive Officers

Effective June 15, 2013, the Company entered into an employment agreement for an initial term of three years with Alan Gulko, its Chief Executive Officer. The agreement provides for a base salary of $26,000 per year ($2,167 per month) and for an annual incentive payment based on the Company’s adjusted net profits (prior to provisions for taxes or refunds thereof, extraordinary gains and losses or executive incentive payments). In addition, Mr. Gulko is entitled to 15 paid vacation days per year, sick leave in accordance with established company policy, group medical and life insurance, an automobile at a price not to exceed $50,000 or $500 per month, participation in any company sponsored pension and profit sharing plan. The Company may terminate Mr. Gulko’s employment during the initial three-year term of the agreement, in which case it would be required to pay Mr. Gulko the remainder of the base salary owed for the balance of the initial term, plus an amount equal to 12 months of his base salary, with no incentive payment or any other compensation. If terminated by the Company after the initial term of the agreement, the Company would be required to pay Mr. Gulko a payment equal to six-months of his base salary. Mr. Gulko may terminate the agreement on at least 30 days’ notice, and the Company would, in that case, be required only to pay Mr. Gulko’s base salary up to the date of termination set forth in Mr. Gulko’s notice.

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth above, as of June 30, 2013:

With respect to each option award -

●	the number of shares of our common stock issuable upon exercise of outstanding options that have been earned, separately identified by those exercisable and unexercisable;

●	the number of shares of our common stock issuable upon exercise of outstanding options that have not been earned;

●	the exercise price of such option; and

●	the expiration date of such option; and

●	with respect to each stock award -

●	the number of shares of our common stock that have been earned but have not vested;

●	the market value of the shares of our common stock that have been earned but have not vested;

●	the total number of shares of our common stock awarded under any equity incentive plan that have not vested and have not been earned; and

●	the aggregate market or pay-out value of our common stock awarded under any equity incentive plan that have not vested and have not been earned.

Option Awards and Warrant Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Weighted Average Exercise Price	Expiration Date
Alan Gulko	0	0	0	$-

Stock Awards

Equity Incentive
Plan Awards:
			Number	Market or
	Number of	Market Value	of Unearned	Pay-Out Value of
	Shares That	of Shares That	Shares That	Unearned Shares
Name	Have Not Vested	Have Not Vested	Have Not Vested	Have Not Vested
Alan Gulko	0	$-	0	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of September 29, 2013 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group.

Unless otherwise indicated, the business address of each person listed is in care of Avangard Capital Group, Inc., 2708 Commerce Way, Philadelphia, Pennsylvania 19154. The information provided herein is based upon a list of our shareholders and our records with respect to the ownership of common stock and share of our Convertible Preferred Stock Series A The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Convertible Preferred Stock Series A

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Alan Gulko (2)	48,237	5.3%
Simon Friedman (3)	856,763	94.7%

All Officers and Directors as a Group (2 persons)	905,000	100%

(1)	Based on 905,000 shares of Series A Convertible Preferred Stock outstanding.
(2)	The number of shares owned by Mr. Gulko, our CEO and a Director, includes 48,237 shares of Series A Convertible Preferred Stock currently outstanding and owned by DJS Investments, LLC as such shares have voting rights. Mr. Gulko has voting and dispositive control over securities held by DGS Investments, LLC which is located at 3439 Colonial Circle, Huntingdon Valley, PA 19006.
(3)	The number of shares owned by Mr. Friedman, our corporate secretary and a Director, includes 856,763 shares of Series A Convertible Preferred Stock currently outstanding and owned by Freidman Financial Group, LLC as such shares have voting rights. Mr. Friedman has voting and dispositive control over securities held by Friedman Financial Group, LLC.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Alan Gulko (2)	5,044,711	39.3%
Simon Friedman (3)	7,670,289	59.6%
Arkady Rayz	10,000	*
Robert A. Cornaglia, CPA	10,000	*
All Officers and Directors as a Group (2 persons)	12,735,000	99.1%
5% or more owners:
Friedman Financial Group, LLC (3)	7,670,289	59.7%
DJS Investments, LLC (2)	5,044,711	39.3%

* less than 1%.

(1)	Based on 12,849,664 shares outstanding which include 10,134,664 shares of common stock outstanding and 2,715,000 shares of our common stock giving effect to the conversion of the 905,000 shares of Series A Convertible Preferred Stock currently outstanding.
(2)	The number of shares owned by Mr. Gulko, our CEO and a Director, includes 4,900,000 shares of common stock held of record by DJS Investments, LLC and 144,711 shares of common stock giving effect to the conversion of the 48,237 shares of Series A Convertible Preferred Stock currently outstanding and owned by DJS Investments, LLC as such shares have voting rights. Mr. Friedman has voting and dispositive control over securities held by Friedman Financial Group, LLC.
(3)	The number of shares owned by Mr. Friedman, our corporate secretary and a Director, includes 5,100,000 shares of common stock held of record by Friedman Financial Group, LLC and 2,570,289 shares of common stock giving effect to the conversion of the 856,763 shares of Series A Convertible Preferred Stock currently outstanding and owned by Freidman Financial Group, LLC as such shares have voting rights. Mr. Friedman has voting and dispositive control over securities held by Friedman Financial Group, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

List of Related Parties

We have specified the following persons and entities as related parties:

●	Avangard Auto Finance, Inc., a Pennsylvania corporation company (“AAF”) is owned 60% by Friedman Financial Group, LLC (“Friedman Financial”) and 40% by DJS Investments, LLC (“DJS Investments”).

●	Avangard Financial Group, Inc., a Nevada corporation (“AFG”), is owned by 51% by Friedman Financial and 49% by DJS Investments.

●	Friedman Financial Group, LLC, a Delaware limited liability company (“Friedman Financial”), is a principal shareholder of our company of which 3% is owned by Simon Friedman.

●	DJS Investments, LLC, a Pennsylvania limited liability company, is a principal shareholder of our company and is owned 51% by Mr. Gulko, 19% by Zeva Gulko, Mr. Gulko’s wife, and 10% each owned by Mr. Gulko’s sons, Joseph Gulko and Samuel Gulko.

●	Alan Gulko, our CEO and a director, is the General Manager of DJS Investments, LLC

●	Simon Friedman, our corporate secretary and a director, is a shareholder of Friedman Financial Group, LLC.

●	Commerce Way, LLC, a PA limited liability company, (“Commerce Way”), is owned 30% by DJS Investments, LLC and 70% by SELF, LP.

●	S&A Capital Limited, a company owned or controlled by Mr. Gulko and Mr. Friedman.

Related Party Transactions

We lease approximately 2,000 square feet of office space from Commerce Way Office Complex, LLC at a monthly rental of $2,500 on a month to month basis.

Officers of our company provide certain administrative services at no charge.

On September 15, 2012, we entered into an agreement with S&A Capital Limited. S&A Capital Limited signed a promissory note maturing 90 days from origination for $95,000. The note carries a 5% annual interest rate and no pre-payment penalty. The note and accrued interest was paid on November 9, 2012.

We acquired retail installment contract receivables from AAF and AFG on March 26, 2013 for $102,250. The receivables included an aggregate principal balance of approximately $141,868 as of the date of acquisition (the “Current Loans”) and an aggregate principal balance of approximately $323,449 for non-current loans receivables (the “Non-Current Loans”). The sellers guaranteed to us that we will recover no less than 70% of the aggregate amount of the Current Loans. If we recover less than 70% of the aggregate amount of the Current Loans, the sellers agreed to pay the difference to us upon demand.

We acquired the entire floor plan portfolio from AAF on June 22, 2012 for $151,979, which represented the face value of the contracts plus accrued interest and fees at June 13, 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Friedman LLP for the fiscal years ended June 30, 2013 and 2012.

	2013	2012

Audit Fees	$62,000	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$62,000	$-

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F - 1 and included on pages F-2 through F-11.

	2.

Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit No.	Description

3.1	Articles of Incorporation, filed June 13, 2012 (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on November 11, 2012).

3.1(a)	Amended and Restated Articles of Incorporation including Series A preferred stock designation (Incorporated by reference to Exhibit 3.1(a) of the Registration Statement on Form S-1 filed on November 11, 2012).

3.2	Bylaws of Avangard Capital Group Inc. (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed on November 11, 2012).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed on November 11, 2012).

4.1(a)	Specimen Preferred Stock Certificate (Incorporated by reference to Exhibit 4.1(a) of the Registration Statement on Form S-1 filed on November 11, 2012).

4.2	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-1/A (Amendment No. 1) filed on December 31, 2012).

4.3	Form of Unit Certificate (Incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-1 filed on November 11, 2012).

4.4	Series A Preferred Stock Subscription Agreement (Incorporated by reference to Exhibit 4.5 of the Registration Statement on Form S-1/A (Amendment No. 1) filed on December 31, 2012).

4.5	Unit Subscription Agreement (Incorporated by reference to Exhibit 4.6 of the Registration Statement on Form S-1/A (Amendment No. 3) filed on February 11, 2012).

10.1	Assignment Agreement between Avangard Capital Group Inc. and Avangard Auto Finance, Inc dated June 13, 2012 (Incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1/A (Amendment No. 1) filed on December 31, 2012).

10.2	Floor Plan Agreement with Autosource Enterprises, Inc. (Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1/A (Amendment No. 1) filed on December 31, 2012).

10.3	Demand Promissory Note with Autosource Enterprises, Inc. (Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 filed on November 11, 2012).

10.4	Business Line of Credit Agreement with Autosource Enterprises, Inc. (Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 filed on November 11, 2012).

10.5	Surety Agreement with Autosource Enterprises, Inc. (Incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 filed on November 11, 2012).

10.6	Confessions of Judgment with Autosource Enterprises, Inc. (Incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed on November 11, 2012).

10.7	Lease Agreement between Avangard Capital Group, Inc. and Commerce Way, LP, dated June 15, 2012 (Incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1/A (Amendment No. 1) filed on December 31, 2012).

10.8+	Employment Agreement between Avangard Capital Group, Inc. and Alan Gulko dated June 15, 2013.

14.1	Avangard Auto Finance, Inc. Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-1 filed on November 11, 2012).

31.1*	Section 302 Certificate of Chief Executive Officer.

31.2*	Section 302 Certificate of Principal Financial and Accounting Officer.

32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this Annual Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avangard Capital Group, Inc.

Date: September 30, 2013	By:	/s/ Alan Gulko
Alan Gulko, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Gulko	Chief Executive Officer and Director (principal executive officer and principal financial and accounting officer)	September 30, 2013
Alan Gulko

/s/ Simon Friedman
Simon Friedman	Director	September 30, 2013

/s/ Arkady “Eric” Rayz
Arkady “Eric” Rayz	Director	September 30, 2013

/s/ Robert A. Cornaglia
Robert A. Cornaglia	Director	September 30, 2013