Form 10-Q
period 2013-09-30
Avangard Capital Group, Inc
filed 2013-11-14
CIK 1561092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________

Commission file number: 333-184682

AVANGARD CAPITAL GROUP INC.

(Exact name of registrant as specified in its charter)

Nevada	45-5507359
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2708 Commerce Way Suite 300, Philadelphia PA	19154
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 363-7333

  Not Applicable. (Former name or former address, if changed since last report)

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

As of November 6, 2013 there were 10,134,664 shares issued and outstanding of Registrant’s Common Stock.

2

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANGARD CAPITAL GROUP, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash	$264,718	$164,049
Marketable securities	396,267	378,203
Floor plan financing receivable	216,200	252,220
Used car auto finance receivables	22,888	48,868
Fees receivable	9,565	11,218
Interest receivable	8,069	9,807
Related party receivable	26,460	-
Other current assets	2,500	2,980
Total current assets	946,667	867,345

Property and equipment, net	3,730	3,863

Total assets	$950,397	$871,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$48,095	$2,994
Total current liabilities	48,095	2,994

Stockholders’ equity:
Convertible Preferred Stock Series A, $0.0001 par value, 300,000,000 authorized, 905,000 issued and outstanding;	90	90
Common stock, $0.0001 par value, 1,000,000,000 authorized, Class A, 10,134,664 shares issued and outstanding;	1,013	1,013
Additional paid in capital	1,106,893	1,106,893
Stock subscription receivable	-	(135,996)
Accumulated other comprehensive income	36,304	24,225
Accumulated deficit	(241,998)	(128,011)
Total stockholders’ equity	902,302	868,214
Total liabilities and stockholders’ equity	$950,397	$871,208

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,
	2013	2012
REVENUE
Fee revenue	$14,491	$8,645
Interest revenue	12,358	7,556
Total revenue	26,849	16,201

OPERATING EXPENSES
Selling, general and administrative	148,295	26,906
Total operating expenses	148,295	26,906

Loss from operations	(121,446)	(10,705)

Other income
Gain on sale of marketable securities	4,849	-
Interest and dividend income	2,610	-
Total other income	7,459	-

Net loss	$(113,987)	$(10,705)

Net loss per share attributable to common stockholders - basic and diluted	$(0.01)	$(0.00)
Weighted average number of common shares used in computation - basic and diluted	10,134,664	10,000,000

The accompanying notes are an integral part of these condensed financial statements.

F-2

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended September 30,
	2013	2012
Net loss	$(113,987)	$(10,705)

Other comprehensive income:
Unrealized gain on marketable securities	12,079	-

Total comprehensive loss	$(101,908)	$(10,705)

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(113,987)	$(10,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	133	-
Gain on sale of marketable securities	(4,849)	-
Changes in operating assets and liabilities
Floor plan financing receivable	36,020	(14,510)
Collections from the used car auto financing portfolio	25,980	-
Fees receivable	1,653	(2,589)
Interest receivable	1,738	(2,023)
Related party receivable	(26,460)	-
Other assets	480	-
Accounts payable and accrued expenses	45,101	9,900
Net cash used in operating activities	(34,191)	(19,927)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(32,939)	-
Sale of marketable securities	31,803	-
Bridge loan receivable	-	(95,000)
Net cash used in investing activities	(1,136)	(95,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscription received	135,996	744,451
Net cash provided by financing activities	135,996	744,451

Net increase in cash	100,669	629,524

Cash at beginning of the period	164,049	20,696
Cash at end of the period	$264,718	$650,220

Supplemental disclosure of non-cash investing transaction:

Unrealized gain on marketable securities	$12,079	$-

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2013

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

In January 2013, we received approval and were licensed by the States of Florida and New Jersey as a Sales Finance Company. In February 2013, we were licensed in the Commonwealth of Pennsylvania as a Sales Finance Company. These licenses permit us to expand our operations to providing financing for auto sales by dealers.

On March 26, 2013, we acquired certain retail installment contract receivables from AAF and Avangard Financial Group, Inc., a related party (“AFG”) for $102,250. The receivables consisted of an aggregate principal balance of approximately $141,868 for current loans receivables and approximately $323,449 for non-current loans receivables.

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended September 30, 2013 are not necessarily indicative of the results expected for the full year or for any subsequent interim periods. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements included in our Annual Report on Form 10-K for the period ended June 30, 2013 filed on September 30, 2013.

Use of Estimates

We use estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

AVANGARD CAPITAL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2013

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

The Company accounts for its investment in retail installment contract receivables it acquired on March 26, 2013 using the cost recovery method under the guidance of ASC 310 as the Company’s collections on this particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no income is recognized until the cost of the retail installment contract receivables portfolio has been fully recovered. This pool of accounts can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. From the date of the purchase to September 30, 2013 the Company collected $79,362. As of September 30, 2013 the balance of the acquired portfolio is $22,888.

AVANGARD CAPITAL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2013

Floor Plan Financing Receivable

Floor plan financing receivable consists of principal, fees and interest related to purchased automobiles, which were assigned to us upon acquisition. The titles to the automobiles, which serve as security for the payment of the purchased contracts, are held by us.

Floor plan financing receivable that we intend and have the ability to hold for the foreseeable future, or until maturities of payoff are reported at their outstanding gross contractual balances, net of allowance for losses and unearned finance revenue. Unearned finance revenue consists of unearned interest and discounts realized on contract purchases.

We perform periodic evaluations of the adequacy of the allowance for losses taking into consideration the past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, as well as recovery potential of any underlying collateral, personal guarantees and current economic conditions. Any increases in the allowance for losses subsequent to the acquisition of the contract are charged to earnings. As of September 30, 2013 and 2012, no provision has been made.

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

As of September 30, 2013, the entire Used Car Auto Financing Portfolio’s collection cannot be reasonably predicted by the Company; therefore the modified cost recovery method has been utilized to account for the pool of loans.

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

AVANGARD CAPITAL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2013

Concentrations of Credit Risk

The Company’s assets exposed to credit risk are cash and finance and interest receivables.

For the quarters ended September 30, 2013 and 2012, one significant customer accounted for 100% of total revenue and floor plan financing receivable.

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

Office Equipment         5 years

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the quarter ended September 30, 2013.

NOTE 2 - MARKETABLE SECURITIES AND CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Marketable Securities

Marketable equity securities purchased during the current fiscal year were classified and accounted for as available-for-sale as of September 30, 2013. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date.

	September 30, 2013
	Adjusted	Unrealized	Fair
	Cost	Gains	Value
Level:1
Common Stock	$359,963	$36,304	$396,267

We recognized $4,849 and $ 0 of net realized gains during the quarters ended September 30, 2013 and 2012, respectively. Realized gains on the sale of the securities are determined by specific identification of each security’s cost basis.

Changes in Accumulated Other Comprehensive Income

Our other comprehensive income consists of unrealized gain on marketable securities. The following table shows the accumulated other comprehensive income balance as of September 30, 2013:

Unrealized Gain on Marketable Securities
Balance at June 30, 2013	$24,225
Other comprehensive income before reclassifications	16,928
Amounts reclassified from accumulated other comprehensive income	(4,849)
Net current-period other comprehensive income	12,079
Balance at September 30, 2013	$36,304

NOTE 3 - INCOME TAXES

The provision for income taxes consists of the following:

	September 30,
	2013	2012
Deferred Tax Asset	$90,884	$-
Less: Valuation Allowance	(90,884)	-
Net Deferred Tax Assets	$-	$-

AVANGARD CAPITAL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2013

As of September 30, 2013, the Company has net operating loss carry forwards of $241,998 that can be utilized to offset future taxable income for Federal income tax purposes through 2033, generating a deferred tax benefit of $90,884 by applying Federal and State statutory tax rates. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain.

The following tax years remain subject to examination by the respective tax jurisdictions.

Fiscal Years ending June 30,
Internal Revenue Service	2012 - 2013
Commonwealth of Pennsylvania	2012 - 2013

NOTE 4 - USED CAR AUTO FINANCE RECEIVABLES

Changes in used car auto finance receivables are as follows:

Cost Recovery
Acquisition of auto financing receivables	$102,250
Net cash collections	(79,362)
Ending balance	$22,888

During the quarter ended September 30, 2013 management has determined that the collections of the used car auto finance receivable cannot be reasonably predicted; therefore the modified cost recovery method has been utilized to account for the pool of loans. Accordingly, there is no allowance for doubtful accounts associated with the receivable.

NOTE 5 - COMMON AND PREFERRED STOCK

We are authorized to issue 1,000,000,000 shares of $0.0001 par value common stock of which 10,134,664 shares have been issued and are outstanding, designated Class A at September 30, 2013 and June 30, 2013. A total of 114,664 shares of the Company’s common stock were issued during the year ended June 30, 2013 in connection with the sale of 28,666 Units in the Offering discussed below. The Company received proceeds of $171,985 in connection with the sale of the Units of which, $135,996 was a subscription receivable at June 30, 2013 and was collected on July 5, 2013.

We are authorized to issue 300,000,000 shares of $0.0001 par value Convertible Preferred Stock Series A of which 905,000 shares have been issued and outstanding at September 30, 2013 and June 30, 2013.

Offering of Securities

On February 13, 2013, our Registration Statement on Form S-1 was declared effective by the SEC whereby we offered 5,000,000 units (the “Offering”), each unit consisting of four shares of our common stock and one redeemable common stock warrant (a “Warrant”) at a public offering price of $6.00 per unit (a “Unit”). The Warrants became exercisable and separately transferable from the shares 30 calendar days after February 13, 2013. At any time thereafter until three years following February 13, 2013, subject to earlier redemption, each Warrant entitles the holder to purchase one share of our common stock at an exercise price of $2.00 (133% of the per share price of the common stock included in the Units), subject to adjustment. The Warrants are subject to redemption for $0.0001 per Warrant upon 30 days prior written notice, provided that the last sale price of our common stock equals or exceeds $3.00 (150% of the Warrant exercise price), subject to adjustment, for 10 consecutive trading days. As of September 30, 2013, 28,666 units have been sold and no warrants have been exercised. The Offering expired on August 14, 2013.

AVANGARD CAPITAL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2013

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants granted as of September 30, 2013 and changes during the period is as follows:

	Shares underlying Warrants	Weighted average exercise price
Outstanding and exercisable at June 30, 2013	28,666	$2.00
Additions	-	-
Outstanding and exercisable at September 30, 2013	28,666	$2.00

The following information applies to all warrants outstanding and exercisable at September 30, 2013

Number of Warrants outstanding and exercisable	Exercise Price	Remaining contractual life (Years)
28,666	$2.00	2.08

NOTE 6 - LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company’s potential dilutive shares, which include convertible preferred shares and shares issuable upon exercise of the Warrants, have not been included in the computation of diluted net loss per share as the result would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. All potential common shares have been excluded from the computation of the dilutive net loss per share for the period presented because the effect would have been antidilutive. Such potential common shares consist of the following:

	September 30, 2013	September 30, 2012
Convertible preferred stock	2,715,000	2,715,000
Warrants attached to units sold	28,666	-

NOTE 7 - RELATED PARTY TRANSACTIONS

We entered into a lease agreement for office space with Commerce Way, LLC (“CWL”). CWL is owned by DJS Investments, LLC and SELF, LP. SELF, LP is a shareholder of Friedman Financial Group, who is a principal shareholder of our company. The lease requires monthly payments, commencing August 1, 2012, of $2,500 on a month to month basis. No security deposit was required. Rent expense for the quarters ended September 30, 2013 and 2012 was $7,500 and $5,000 respectively.

On March 26, 2013 we entered into an Retail Installment Contract Receivable Purchase Agreement (the “Purchase Agreement”) with Avangard Auto Finance, Inc. and Avangard Financial Group, Inc. (the “Sellers”), both of whom are our affiliates. Under the terms of the Purchase Agreement, we agreed to pay the Sellers $102,250 (the “Purchase Price”) to purchase certain of their retail installment contract receivables as of the date of the agreement. These amounts include an aggregate principal balance of approximately $141,868 for current loans receivables (the “Current Loans”) and an aggregate principal balance of approximately $323,449 for non-current loans receivables (the “Non-Current Loans”). The Sellers guaranteed to us that we will recover no less than 70% of the aggregate amount of the Current Loans. If we recover less than 70% of the aggregate amount of the Current Loans, the Sellers shall pay the difference to us upon demand. As of September 30, 2013 we collected 78% of the aggregate amount of the Purchase Price of which $26,460 is due from Avangard Auto Finance, Inc. at September 30, 2013.

Robert Cornaglia, member of the Board of Directors, provided certain consulting services to the Company during the quarter ended September 30, 2013 for which the Company incurred expenses of $7,600, $2,600 which is payable at September 30, 2013.

Officers and related parties of our company provide certain administrative expenses at no charge.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under the “Risk Factors” section of our Annual Report on Form 10-K as filed with the SEC on September 30, 2013:

●	Our limited operating history and ability to achieve profitability.
●	Our ability to assure that related party transactions are fair to our company.
●	Our ability to manage growth in our business.
●	Our dependence on one floor plan financing agreement.
●	The impact of the volatility in the worldwide credit and equity markets.
●	Our dependence on the services provided by Alan Gulko, our CEO, President and Director who can exercise voting control over corporate decisions.
●	The super voting power of our CEO and directors who hold shares of the Series A Convertible Preferred Stock.
●	Write-Offs for losses and defaults on our floor plan receivables.
●	The impact of changes in interest rates.
●	Increased costs as a result of becoming a reporting company.
●	Our ability to maintain an effective system of internal controls over financial reporting.
●	The affects on our stock price as a result of sales of our common stock by existing shareholders pursuant to Rule 144.

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

3

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

We are licensed as a Sales Finance Company by the States of Florida and New Jersey since January 2013 and by the Commonwealth of Pennsylvania since February 2013. These licenses permit us to expand our operations to providing financing for auto sales by dealers.

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

RESULTS OF OPERATIONS

Revenue

Total revenue was $26,849 for the quarter ended September 30, 2013 compared to $16,201 in the quarter ended September 30, 2012. This increase in total revenue is primarily due to interest earned from loans outstanding for longer periods of time and an increase in renewal fees derived from the floor plan financing receivables we acquired on June 13, 2012.

Operating Expenses

Total operating expenses increased $121,389 to $148,295 for the quarter ended September 30, 2013. These expenses were comprised primarily of $68,354 related to legal, accounting and SEC compliance costs. We incurred, $26,587 in business development expenses, $14,093 for computer related services and software, and $7,500 for rent. In addition, operating expenses increased as a result of hiring 4 additional employees during the quarter ended September 30, 2013.

Other Income

Other income is comprised of interest, dividends and realized gains from the sale of marketable securities. Other income increased to $7,459 for the quarter ended September 30, 2013 as compared to $- for the quarter ended September 30, 2012 as a result of realized gains from the sale of our marketable securities. Unrealized gains and losses as of September 30, 2013 in the amount of $12,079, net of amounts reclassified from accumulated other comprehensive income related to changes in the fair value of securities are recognized in accumulated other comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2013 our working capital amounted to $898,572, an increase of $34,221 as compared to $864,351 as of June 30, 2013. The increase is largely due to the sale of common stock for $135,996 and collection of floor plan financing receivables of $36,020, used car auto financing receivables of $25,980 offset by an increase in related party receivables of $26,460, and by an increase in accounts payable of $45,101. Working Capital assets included primarily cash and marketable securities of $660,985, floor plan financing receivables of $216,200, related party receivable of $25,980, and used car auto finance receivables of $22,888.

We have primarily financed operations through cash flows from financing activities transactions and to a lesser extent, cash generated from our operations. Net cash used in operating activities for the quarter ended September 30, 2013 was $34,191, which primarily reflected an increase in operating expenses for the quarter. Floor plan financing receivables decreased from collections of $36,020 for the quarter ended September 30, 2013 compared to an increase of $14,510 in floor plan financing receivables for the quarter ended September 30, 2012. We collected $25,980 in used car auto financing receivable during the quarter ended September 30, 2013 compared to $0 for the quarter ended September 30, 2012. Accounts payable and accrued expenses increased by $45,101 for the quarter ended September 30, 2013 compared to and increase of $9,900 for the quarter ended September 30, 2012, due largely to increased accounting and legal costs. Operating cash flow was also decreased by a related party receivable of $26,460.

4

Net cash used in investing activities for the quarter ended September 30, 2013 was $1,136 reflecting $32,939 in purchases of securities offset by $31,803 in sales of securities. Net cash used in investing activities for the quarter ended September 30, 2012 was $95,000 from a bridge loan receivable.

Net cash provided by financing activities for the quarter ended September 30, 2013 was $135,996, primarily from subscription received in connection with the sale of common stock. Net cash provided by financing activities for the quarter ended September 30, 2012 was $744,451 stemming from the sale of Convertible Preferred Stock Series A.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of September 30, 2013 we have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, who is also our Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our management, including our CEO and Principal Financial and Accounting Officer, concluded that our disclosure controls and procedures were ineffective as of September 30, 2013.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Section 302 Certificate of Chief Executive Officer.*

31.2	Section 302 Certificate of Principal Financial and Accounting Officer.*

32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.*

101.INS	XBRL INSTANCE DOCUMENT **

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this 1 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANGARD CAPITAL GROUP, INC.

Date: November 14, 2013	By:	/s/ Alan Gulko
Alan Gulko
Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

7