Form 10-Q
period 2013-12-31
Avangard Capital Group, Inc
filed 2014-02-07
CIK 1561092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

As of February 6, 2014 there were 10,134,664 shares issued and outstanding of Registrant’s Common Stock.

2

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANGARD CAPITAL GROUP, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$545,564	$164,049
Marketable securities	-	378,203
Floor plan financing receivable	229,250	252,220
Used car auto finance receivables	10,447	48,868
Fees receivable	9,433	11,218
Interest receivable	7,912	9,807
Related party receivable	27,272	-
Other current assets	-	2,980
Total current assets	829,878	867,345

Property and equipment, net	3,597	3,863

Total assets	$833,475	$871,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,707	$2,994
Total current liabilities	3,707	2,994

Stockholders’ equity:
Convertible Preferred Stock Series A, $0.0001 par value, 300,000,000 authorized, 905,000 issued and outstanding	90	90
Common stock, $0.0001 par value, 1,000,000,000 authorized; Class A, 10,134,664 shares issued and outstanding	1,013	1,013
Additional paid in capital	1,106,893	1,106,893
Stock subscription receivable	-	(135,996)
Accumulated other comprehensive income	-	24,225
Accumulated deficit	(278,228)	(128,011)
Total stockholders’ equity	829,768	868,214
Total liabilities and stockholders’ equity	$833,475	$871,208

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
REVENUE
Fee revenue	$11,067	$7,901	$25,558	$16,546
Interest revenue	11,576	7,711	23,934	15,267
Total revenue	22,643	15,612	49,492	31,813

OPERATING EXPENSES
Selling, general and administrative	114,858	41,328	263,153	68,234
Total operating expenses	114,858	41,328	263,153	68,234

Loss from operations	(92,215)	(25,716)	(213,661)	(36,421)

Other income
Gain on sale of marketable securities (includes $12,079 accumulated other comprehensive income reclassifications for unrealized net gains)	53,242	-	58,091	-
Interest and dividend income	2,743	-	5,353	-
Total other income	55,985	-	63,444	-

Net loss	$(36,230)	$(25,716)	$(150,217)	$(36,421)

Net loss per share attributable to common shareholders - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of common shares used in computation - basic and diluted	10,134,664	10,000,000	10,134,664	10,000,000

The accompanying notes are an integral part of these condensed financial statements.

F-2

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
Net loss	$(36,230)	$(25,716)	$(150,217)	$(36,421)

Other comprehensive income
Net change in unrealized gain on marketable securities	(36,304)	-	(24,225)	-

Total comprehensive loss	$(72,534)	$(25,716)	$(174,442)	$(36,421)

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(150,217)	$(36,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	266	-
Gain on sale of marketable securities	(58,091)	-
Changes in operating assets and liabilities:
Floor plan financing receivable	22,970	9,790
Used car auto financing portfolio	38,421	-
Fees receivable	1,785	(2,500)
Interest receivable	1,895	(1,685)
Related party receivable	(27,272)	-
Other assets	2,980	-
Accounts payable and accrued expenses	713	9,600
Unearned revenue	-	1,020
NET CASH USED IN OPERATING ACTIVITIES	(166,550)	(20,196)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(34,369)	-
Sales of marketable securities	446,438	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	412,069	-

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscription received	135,996	744,451
NET CASH PROVIDED BY FINANCING ACTIVITIES	135,996	744,451

Net increase in cash	381,515	724,255

Cash and cash equivalents beginning of the period	164,049	20,696
Cash and cash equivalents at end of the period	$545,564	$744,951

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2013

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

We are an independent auto sales finance company that provides floor plan financing for independent used car dealers based on the value of collateral (the car) as determined by us using the automobile industry’s nationally-recognized valuation sources. We operate in the states of New Jersey, Pennsylvania and Florida. We commenced business June 22, 2012 with the purchase of all floor plan receivables from Avangard Auto Finance, Inc. (“AAF”), an affiliate. Pursuant to an Assignment Agreement with AAF dated June 13, 2012, we acquired AAF’s floor plan financing portfolio for $151,979, the face value of the contracts plus accrued interest and fees at that time.

In January 2013 we received approval and were licensed by the States of Florida and New Jersey as a Sales Finance Company. In February 2013, we were licensed in the Commonwealth of Pennsylvania as a Sales Finance Company. These licenses permit us to expand our operations to providing financing for auto sales by dealers.

On March 26, 2013 we acquired certain retail installment contract receivables from AAF and Avangard Financial Group, Inc., a related party (“AFG”) for $102,250. The receivables consisted of an aggregate principal balance of approximately $141,868 for current loans receivables and approximately $323,449 for non-current loans receivables.

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and six months ended December 31, 2013 are not necessarily indicative of the results expected for the full year or for any subsequent interim periods. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements included in our Annual Report on Form 10-K for the period ended June 30, 2013 filed on September 30, 2013.

Use of Estimates

We use estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three month or less when purchased.

Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts. The carrying value of cash, floor plan financing receivable, and accounts payable approximate the fair value because of the short maturity of those instruments.

The accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement, and enhance disclosure requirements for fair value measures.

AVANGARD CAPITAL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2013

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

Marketable securities were measured at fair value using Level 1 inputs derived from quoted prices in active markets. In December 2013 the company converted 100% of their Marketable Securities to cash and cash equivalents.

Marketable Securities

Our marketable equity securities are classified and accounted for as available-for-sale and reported at fair value. Unrealized gains and losses related to changes in the fair value of securities are recognized in accumulated other comprehensive income, net of tax in our balance sheets. Changes in the fair value of available-for sale securities impact our net income only when such securities are sold or other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the available-for-sale designations as of each balance sheet date.

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

The Company accounts for its investment in floor plan financing receivables using the interest method, under ASC 310 pools of accounts are established based on certain common risk criteria. Each pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision.

The Company accounts for its investment in retail installment contract receivables it acquired on March 26, 2013 using the cost recovery method as the Company’s collections on this particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no income is recognized until the cost of the retail installment contract receivables portfolio has been fully recovered. This pool of accounts can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received.

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

We perform periodic evaluations of the adequacy of the allowance for losses taking into consideration the past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, as well as recovery potential of any underlying collateral, personal guarantees and current economic conditions. Any increases in the allowance for losses subsequent to the acquisition of the contract are charged to earnings. As of December 31, 2013 and June 30, 2013 no provision has been made.

AVANGARD CAPITAL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2013

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

As of December 31, 2013, the entire Used Car Auto Financing Portfolio’s collection cannot be reasonably predicted by the Company; therefore the modified cost recovery method has been utilized to account for the pool of loans.

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

For the three and six months ended December 31, 2013 and 2012, one significant customer accounted for 100% of total revenue and floor plan financing receivable.

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

Office Equipment     5 years

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the six months ended December 31, 2013.

AVANGARD CAPITAL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2013

NOTE 2 - MARKETABLE SECURITIES AND CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Marketable Securities

Marketable equity securities purchased during the current fiscal year were classified and accounted for as available-for-sale. As of December 31, 2013 all marketable equity securities were converted to cash and cash equivalents.

We recognized $53,242 of net realized gains during the quarter ended December 31, 2013 and $58,091 for the six months ended December 31, 2013. Realized gains on the sale of the securities are determined by specific identification of each security’s cost basis.

Changes in Accumulated Other Comprehensive Income:

The following table shows the accumulated other comprehensive income balance as of December 31, 2013:

Unrealized Gain on Marketable Securities
Balance at June 30, 2013	$24,225
Other comprehensive income before reclassifications	(12,146)
Net current-period other comprehensive income	12,079
Amounts reclassified from accumulated other comprehensive income	(12,079)
Balance at December 31, 2013	$-

NOTE 3 - INCOME TAXES

The provision for income taxes consists of the following:

	December 31,
	2013	2012
Deferred Tax Asset	$113,736	$-
Less: Valuation Allowance	(113,736)	-
Net Deferred Tax Assets	$-	$-

As of December 31, 2013, the Company has net operating loss carry forwards of $302,846 that can be utilized to offset future taxable income for Federal and State income tax purposes through 2024, generating a deferred tax benefit of $113,736 by applying Federal and State statutory tax rates. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain.

The following tax years remain subject to examination by the respective tax jurisdictions.

Fiscal Years ending June 30,
Internal Revenue Service	2012 - 2013
Commonwealth of Pennsylvania	2012 - 2013

NOTE 4 - USED CAR AUTO FINANCE RECEIVABLES

Changes in used car auto finance receivables are as follows:

Cost Recovery
Acquisition of auto financing receivables	$102,250
Net cash collections	(91,803)
Ending balance	$10,447

During the six months ended December 31, 2013 management has determined that the collections of the used car auto finance receivable cannot be reasonably predicted; therefore the modified cost recovery method has been utilized to account for the pool of loans. Accordingly, there is no allowance for doubtful accounts associated with the receivable.

AVANGARD CAPITAL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2013

NOTE 5 - COMMON AND PREFERRED STOCK

We are authorized to issue 1,000,000,000 shares of $0.0001 par value common stock of which 10,134,664 shares have been issued and are outstanding, designated Class A at December 31, 2013 and June 30, 2013. A total of 114,664 shares of the Company’s common stock were issued during the year ended June 30, 2013 in connection with the sale of 28,666 Units in the Offering discussed below. The Company received proceeds of $171,985 in connection with the sale of the Units of which, $135,996 was a subscription receivable at June 30, 2013 and was subsequently collected on July 5, 2013.

We are authorized to issue 300,000,000 shares of $0.0001 par value Convertible Preferred Stock Series A of which 905,000 shares have been issued and outstanding at December 31, 2013 and June 30, 2013.

Offering of Securities

On February 13, 2013, our Registration Statement on Form S-1 was declared effective by the SEC whereby we offered 5,000,000 units (the “Offering”), each unit consisting of four shares of our common stock and one redeemable common stock warrant (a “Warrant”) at a public offering price of $6.00 per unit (a “Unit”). The Warrants became exercisable and separately transferable from the shares 30 calendar days after February 13, 2013. At any time thereafter until three years following February 13, 2013, subject to earlier redemption, each Warrant entitles the holder to purchase one share of our common stock at an exercise price of $2.00 (133% of the per share price of the common stock included in the Units), subject to adjustment. The Warrants are subject to redemption for $0.0001 per Warrant upon 30 days prior written notice, provided that the last sale price of our common stock equals or exceeds $3.00 (150% of the Warrant exercise price), subject to adjustment, for 10 consecutive trading days. As of December 31, 2013, 28,666 units have been sold and no warrants have been exercised. The Offering expired on August 14, 2013.

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants granted as of December 31, 2013 and changes during the period is as follows:

	Shares	Weighted
	Underlying	Average
	Warrants	exercise price
Outstanding and exercisable at June 30, 2013	28,666	$2.00
Additions	-	-
Outstanding and exercisable at December 31, 2013	28,666	$2.00

The following information applies to all warrants outstanding and exercisable at December 31, 2013

Number of Warrants
outstanding and		Remaining contractual
exercisable	Exercise Price	life (Years)
28,666	$2.00	2.08

AVANGARD CAPITAL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2013

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

	December 31, 2013	December 31, 2012
Convertible preferred stock	2,715,000	2,715,000
Warrants attached to units sold	28,666	-

NOTE 7 - RELATED PARTY TRANSACTIONS

We entered into a lease agreement for office space with Commerce Way, LLC (“CWL”). CWL is owned by DJS Investments, LLC and SELF, LP. SELF, LP is a shareholder of Friedman Financial Group, who is a principal shareholder of our company. The lease requires monthly payments, commencing August 1, 2012, of $2,500 on a month to month basis. No security deposit was required. Rent expense for the quarters ended December 31, 2013 and 2012 was $7,500 and $7,500 respectively.

On March 26, 2013 we entered into an Retail Installment Contract Receivable Purchase Agreement (the “Purchase Agreement”) with Avangard Auto Finance, Inc. and Avangard Financial Group, Inc. (the “Sellers”), both of whom are our affiliates. Under the terms of the Purchase Agreement, we agreed to pay the Sellers $102,250 (the “Purchase Price”) to purchase certain of their retail installment contract receivables as of the date of the agreement. These amounts included an aggregate principal balance of approximately $141,868 for current loans receivables (the “Current Loans”) and an aggregate principal balance of approximately $323,449 for non-current loans receivables (the “Non-Current Loans”). The Sellers guaranteed to us that we will recover no less than 70% of the aggregate amount of the Current Loans. If we recover less than 70% of the aggregate amount of the Current Loans, the Sellers shall pay the difference to us upon demand. As of December 31, 2013, we collected 90% of the aggregate amount of the Purchase Price of which $27,272 is due from Avangard Auto Finance, Inc. at December 31, 2013.

Robert Cornaglia, a member of the Board of Directors, provided certain consulting services to the Company during the quarter ended December 31, 2013 for which the Company incurred expenses of $9,800

Officers and related parties of our company provide certain administrative expenses at no charge.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under the “Risk Factors” section of our Annual Report on Form 10-K as filed with the SEC on September 30, 2013:

●	Our limited operating history and ability to achieve profitability.

●	Our ability to assure that related party transactions are fair to our company.

●	Our ability to manage growth in our business.

●	Our dependence on one floor plan financing agreement.

●	The impact of the volatility in the worldwide credit and equity markets.

●	The departure of our CEO, director and principal financial officer has increased our dependence on the services provided by Simon Friedman, Chairman of the Board of Directors and interim CEO, who can exercise disproportionate voting control over corporate decisions.

●	The super voting power of our interim CEO and director who holds shares of the Series A Convertible Preferred Stock.

●	Write-Offs for losses and defaults on our floor plan receivables.

●	The impact of changes in interest rates.

●	Increased costs as a result of becoming a reporting company.

●	Our ability to maintain an effective system of internal controls over financial reporting.

●	The affects on our stock price as a result of sales of our common stock by existing shareholders pursuant to Rule 144.

On December 11, 2013 Alan Gulko, the President and CEO of the company, resigned from the company and the Board of Directors. Simon Friedman, Chairman of the Board and majority shareholder, has assumed the position of interim CEO.

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

3

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

On December 11, 2013 Alan Gulko, the President and CEO of the company, resigned from the company and the Board of Directors. Simon Friedman, Chairman of the Board and majority shareholder, has assumed the position of interim CEO while we evaluate new floor plan financing opportunities discussed below.

We expect our floor plan financing receivable that had a balance outstanding at December 31, 2013 of $229,250 will be paid in full during the quarter ending March 31, 2014. We are seeking suitable borrowers for new floor plan financing plans and continue to evaluate strategies to expand this aspect of our business. Presently we do not have a timetable for when we will close on new floor plan financing business. We are continuing to collect amounts under our used car finance receivables which had a balance of $10,447 as of December 31, 2013. We have reduced our floor plan financing staffing levels to better align them with our expected revenues while we explore new financing opportunities. Furthermore, we anticipate a significant reduction in fee and interest revenues that are expected to result in a larger net loss in the quarter ending March 31, 2014. We have adequate capital in addition to our cash flows from used car financing receivable collections to continue our operations over the next 12 months.

RESULTS OF OPERATIONS

Revenue

Total revenue was $22,643 for the quarter ended December 31, 2013 compared to $15,612 in the quarter ended December 31, 2012. Total revenue was $49,492 and $31,813 for the six months ended December 31, 2013 and 2012, respectively. This increase in total revenue is primarily due to interest earned from loans outstanding for longer periods of time and an increase in renewal fees derived from the floor plan financing receivables we acquired on June 13, 2012

Operating Expenses

Total operating expenses increased $73,530 to $114,858 for the quarter ended December 31, 2013. Our expenses were comprised primarily of $65,780 related to legal, accounting and SEC compliance costs, $8,861 in business development expenses, $6,198 for computer related services and software, and $7,500 for rent.

Total operating expenses increased $194,919 to $263,153 for the six months ended December 31, 2013. For the six months ended December 31, 2013 our expenses were comprised primarily of $134,134 related to legal, accounting and SEC compliance costs, $36,142 in business development expenses, $20,291 for computer related services and software, and $15,000 for rent. In addition, operating expenses increased as a result of increased number of employees during the six months ended December 31, 2013.

Other Income

Other income is comprised of interest, dividends and realized gains from the sale of marketable securities. Other income increased to $63,444 for the six months ended December 31, 2013 as compared to $0 for the six months ended December 31, 2012 as a result of dividends and gain from the sale of all of our remaining marketable securities. The company realized a gain of $53,242 and $58,091 from the sale of the company’s marketable securities during the three and six months ended December 31, 2013, respectively.

4

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2013 our working capital amounted to $826,171, a decrease of $38,180 as compared to $864,351 as of June 30, 2013. Working Capital included primarily cash and cash equivalents of $545,564, floor plan financing receivables of $229,250, related party receivable of $27,272, and used car auto finance receivables of $10,447.

We have financed operations through cash flows from financing activities transactions and to a lesser extent, cash generated from our operations. Net cash used in operating activities for the six months ended December 31, 2013 was $166,550, which primarily reflected an increase in operating expenses. Floor plan financing receivables decreased by $22,970 for the six months ended December 31, 2013 compared to an decrease of $9,790 in floor plan financing receivables for the six months ended December 31, 2012. We collected $38,421 in used car auto financing receivable during the six months ended December 31, 2013 compared to $0 for the six months ended December 31, 2012. Accounts payable and accrued expenses increased by $713 for the six months ended December 31, 2013 compared to an increase of $9,600 for the six months ended December 31, 2012. Operating cash flow was also decreased by an increase in related party receivables of $27,272.

Net cash provided by investing activities for the six months ended December 31, 2013 was $412,069, from the net proceeds of the sale of marketable securities.

Net cash provided by financing activities for the six months ended December 31, 2013 was $135,996, primarily from subscription received in connection with the sale of common stock. Net cash provided by financing activities for the quarter ended December 31, 2012 was $744,451 stemming from the sale of Convertible Preferred Stock Series A.

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

Although we anticipate a reduction in revenues as a result of the payoff of our floor plan financing receivable, we have adequate resources to operate at a minimal level while we collect outstanding receivables and explore new opportunities.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2013 we have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, who is also our Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO who is also our Principal Financial and Accounting Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, our management, including our CEO who is also our Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2013.

Our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the six months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Section 302 Certificate of Chief Executive Officer.*

31.2	Section 302 Certificate of Principal Financial and Accounting Officer.*

32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.*

101.INS	XBRL INSTANCE DOCUMENT **

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	Filed herewith.

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this 1 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANGARD CAPITAL GROUP, INC.

Date: February 7, 2014	By:	/s/ Simon Friedman
Simon Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

7