Form 10-Q
period 2014-03-31
Avangard Capital Group, Inc
filed 2014-05-20
CIK 1561092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 333-184682

AVANGARD CAPITAL GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	45-5507359
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

2708 Commerce Way Suite 300, Philadelphia PA	19154
(Address of principal executive offices)	(Zip Code)

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

As of May 1, 2014 there were 10,134,664 shares issued and outstanding of Registrant’s Common Stock.

2

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANGARD CAPITAL GROUP, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$446,263	$164,049
Marketable securities	-	378,203
Floor plan financing receivable (net of allowance for doubtful accounts of $115,000 at March 31, 2014)	114,250	252,220
Used car auto finance receivables	-	48,868
Fees receivable	-	11,218
Interest receivable	-	9,807
Related party receivable (See Note 6)	2,325	-
Other current assets	-	2,980
Total current assets	562,838	867,345

Property and equipment, net	3,464	3,863

Total assets	$566,302	$871,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$103	$2,994
Total current liabilities	103	2,994

Stockholders’ equity:
Convertible Preferred Stock Series A, $0.0001 par value, 300,000,000 authorized, 905,000 issued and outstanding	90	90
Common stock, $0.0001 par value, 1,000,000,000 authorized; Class A, 10,134,664 shares issued and outstanding	1,013	1,013
Additional paid in capital	1,106,893	1,106,893
Stock subscription receivable	-	(135,996)
Accumulated other comprehensive income	-	24,225
Accumulated deficit	(541,797)	(128,011)
Total stockholders’ equity	566,199	868,214
Total liabilities and stockholders’ equity	$566,302	$871,208

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
REVENUE
Fee revenue	$151	$7,166	$25,709	$23,712
Interest revenue	3,302	5,722	27,236	20,273
Total revenue	3,452	12,888	52,945	43,985

OPERATING EXPENSES
Selling, general and administrative	126,720	32,189	389,873	100,422
Provision for doubtful accounts	141,591		141,591
Total operating expenses	268,311	32,189	531,464	100,422

Loss from operations	(264,858)	(19,301)	(478,519)	(56,437)

Other income
Gain on sale of marketable securities (includes $12,079 accumulated other comprehensive income reclassifications for unrealized net gains)	-	-	58,091	-
Interest and dividend income	1,289	643	6,642	1,359
Total other income	1,289	643	64,733	1,359

Net loss	$(263,569)	$(18,658)	$(413,786)	$(55,078)

Net loss per share attributable to common shareholders - basic and diluted	$(0.03)	$(0.00)	$(0.04)	$(0.01)
Weighted average number of common shares - basic and diluted	10,134,664	10,000,000	10,134,664	10,000,000

The accompanying notes are an integral part of these condensed financial statements.

F-2

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
Net loss	$(263,569)	$(18,658)	$(413,786)	$(55,078)

Other comprehensive income
Net change in unrealized gain on marketable securities	-	16,906	(24,225)	16,906

Total comprehensive loss	$(263,569)	$(1,752)	$(438,011)	$(38,172)

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(413,786)	$(55,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	399	-
Gain on sale of marketable securities	(58,091)	-
Provision for doubtful accounts	141,591	-
Changes in operating assets and liabilities:
Floor plan financing receivable	(3,621)	38,255
Used car auto financing portfolio	48,868	(94,890)
Fees receivable	11,218	(2,804)
Interest receivable	9,807	(2,813)
Related party receivable	(2,325)	-
Other assets	2,980	(10,109)
Accounts payable and accrued expenses	(2,891)	12,071
NET CASH USED IN OPERATING ACTIVITIES	(265,851)	(115,368)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(34,369)	(525,047)
Sales of marketable securities	446,438	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	412,069	(525,047)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible preferred stock subscription received	-	744,451
Common stock subscription received	135,996
NET CASH PROVIDED BY FINANCING ACTIVITIES	135,996	744,451

Net increase in cash	282,214	104,036

Cash and cash equivalents beginning of the period	164,049	20,696
Cash and cash equivalents at end of the period	$446,263	$124,732

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

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

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended March 31, 2014 are not necessarily indicative of the results expected for the full year or for any subsequent interim periods. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements included in our Annual Report on Form 10-K for the period ended June 30, 2013 filed on September 30, 2013.

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

March 31, 2014

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

Revenue Recognition

Interest income from floor plan financing receivable is recognized using the interest method. Accrual of income on finance receivables is suspended when a contract is contractually delinquent for ninety (90) days or more. The accrual is resumed when the contract becomes contractually current and past due interest is recognized at that time.

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

Our primary floor plan customer defaulted on their agreement in February 2014. The floor plan agreement carried personal guarantees and confessions of judgment, in addition to first lien on all vehicles subject to the floor plan agreement. In March 2014, the customer filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. We repossessed 9 of the 21 vehicles subject to the floor plan agreement from the debtor prior to its Chapter 11 filing. Additionally, there is a question of the legality of the debtor’s sale of four (4) vehicles which were subject to financing. Since we are unable to determine the exact amount of ultimate losses, on March 31, 2014 we provided a reserve for uncollectible receivables of $115,000. As of June 30, 2013 no provision for losses had been made.

AVANGARD CAPITAL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

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

As of the date of acquisition, the entire Used Car Auto Financing Portfolio’s collection could not be reasonably predicted by the Company; therefore the modified cost recovery method has been utilized to account for the pool of loans. As of March 31, 2014 the Company recovered its entire investment in the loan portfolio. As of March 31, 2014, we collected 100% of the aggregate amount of the Company paid to acquire this loan portfolio. On February 19, 2014 we transferred all remaining loans receivable to AAF as we determined that the outstanding balances were either uncollectible or difficult to collect and the Company did not believe that pursuing further collection efforts was a good use of the Company’s resources.

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

For the nine months ended March 31, 2014, one significant customer accounted for 94% for both revenue and accounts receivable of total revenue and floor plan financing receivable.

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

Office Equipment 5 years

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the nine months ended March 31, 2014.

AVANGARD CAPITAL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

 NOTE 2 - MARKETABLE SECURITIES AND CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Marketable Securities

Marketable equity securities purchased during the current fiscal year were classified and accounted for as available-for-sale. As of March 31, 2014 all marketable equity securities were converted to cash and cash equivalents.

We recognized $0 of net realized gains during the quarter ended March 31, 2014 and $58,091 for the nine months ended March 31, 2014. Realized gains on the sale of the securities are determined by specific identification of each security’s cost basis.

Changes in Accumulated Other Comprehensive Income:

The following table shows the accumulated other comprehensive income balance as of March 31, 2014:

Unrealized Gain on Marketable Securities
Balance at June 30, 2013	$24,225
Other comprehensive income before reclassifications	(12,146)
Net current-period other comprehensive income	12,079
Amounts reclassified from accumulated other comprehensive income	(12,079)
Balance at March 31, 2014	$-

NOTE 3 - INCOME TAXES

The provision for income taxes consists of the following:

	March 31, 2014	September 30, 2013
Deferred Tax Asset	$203,000	$52,695
Less: Valuation Allowance	(203,000)	(52,695)
Net Deferred Tax Assets	$-	$-

As of March 31, 2014, the Company has net operating loss carry forwards of $541,797 that can be utilized to offset future taxable income for Federal and State income tax purposes through 2024, generating a maximum deferred tax benefit of $203,000 by applying Federal and State statutory tax rates. The Company applied a 100% valuation reserve against the deferred tax benefit, as the realization of the benefit is not certain.

The following tax years remain subject to examination by the respective tax jurisdictions.

Fiscal Years ending June 30,
Internal Revenue Service	2012 - 2013
Commonwealth of Pennsylvania	2012 - 2013

NOTE 4 - COMMON AND PREFERRED STOCK

We are authorized to issue 1,000,000,000 shares of $0.0001 par value common stock of which 10,134,664 shares have been issued and are outstanding, designated Class A at March 31, 2014 and June 30, 2013. A total of 114,664 shares of the Company’s common stock were issued during the year ended June 30, 2013 in connection with the sale of 28,666 Units in the Offering discussed below. The Company received proceeds of $171,985 in connection with the sale of the Units of which, $135,996 was a subscription receivable at June 30, 2013 and was subsequently collected on July 5, 2013.

We are authorized to issue 300,000,000 shares of $0.0001 par value Convertible Preferred Stock Series A of which 905,000 shares have been issued and outstanding at March 31, 2014 and June 30, 2013, respectively.

Offering of Securities

On February 13, 2013, our Registration Statement on Form S-1 was declared effective by the SEC whereby we offered 5,000,000 units (the “Offering”), each unit consisting of four shares of our common stock and one redeemable common stock warrant (a “Warrant”) at a public offering price of $6.00 per unit (a “Unit”). The Warrants became exercisable and separately transferable from the shares 30 calendar days after February 13, 2013. At any time thereafter until three years following February 13, 2013, subject to earlier redemption, each Warrant entitles the holder to purchase one share of our common stock at an exercise price of $2.00 (133% of the per share price of the common stock included in the Units), subject to adjustment. The Warrants are subject to redemption for $0.0001 per Warrant upon 30 days prior written notice, provided that the last sale price of our common stock equals or exceeds $3.00 (150% of the Warrant exercise price), subject to adjustment, for 10 consecutive trading days. As of March 31, 2014, 28,666 units have been sold and no warrants have been exercised. The Offering expired on August 14, 2013.

AVANGARD CAPITAL GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants granted as of March 31, 2014 and changes during the period is as follows:

	Shares	Weighted
	Underlying	Average
	Warrants	exercise price
Outstanding and exercisable at June 30, 2013	28,666	$2.00
Additions	-	-
Outstanding and exercisable at March 31, 2014	28,666	$2.00

The following information applies to all warrants outstanding and exercisable at March 31, 2014

Number of Warrants
outstanding and		Remaining contractual
exercisable	Exercise Price	life (Years)
28,666	$2.00	1.83

NOTE 5 - LOSS PER SHARE

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

	March 31, 2014	March 31, 2013
Convertible preferred stock	2,715,000	2,715,000
Warrants attached to units sold	28,666	-

NOTE 6 - RELATED PARTY TRANSACTIONS

We entered into a lease agreement for office space with Commerce Way, LLC (“CWL”). CWL is owned by DJS Investments, LLC and SELF, LP. SELF, LP is a shareholder of Friedman Financial Group, who is a principal shareholder of our company. The lease requires monthly payments, commencing August 1, 2012, of $2,500 on a month to month basis. No security deposit was required. Rent expense for the three months ended March 31, 2014 and 2013 was $7,500 and $7,500 respectively. Rent expense for the nine months ended March 31, 2014 and 2013 was $22,500 and $22,500 respectively.

On March 26, 2013 we entered into an Retail Installment Contract Receivable Purchase Agreement (the “Purchase Agreement”) with Avangard Auto Finance, Inc. and Avangard Financial Group, Inc. (the “Sellers”), both of whom are our affiliates. Under the terms of the Purchase Agreement, we agreed to pay the Sellers $102,250 (the “Purchase Price”) to purchase certain of their retail installment contract receivables as of the date of the agreement. These amounts included an aggregate principal balance of approximately $141,868 for current loans receivables (the “Current Loans”) and an aggregate principal balance of approximately $323,449 for non-current loans receivables (the “Non-Current Loans”). The Sellers guaranteed to us that we will recover no less than 70% of the aggregate amount of the Current Loans. If we recover less than 70% of the aggregate amount of the Current Loans, the Sellers shall pay the difference to us upon demand. On February 19, 2014 we transferred all remaining loans receivable to AAF as we determined that the outstanding balances were either uncollectible or difficult to collect and the Company did not believe that pursuing further collection efforts was a good use of the Company’s resources.

Robert Cornaglia, a member of the Board of Directors, provided certain consulting services to the Company during the quarter ended March 31, 2014 for which the Company incurred expenses of $9,800

Officers and related parties of our company provide certain administrative expenses at no charge.

Related party receivable of $2,375 reflects amounts due from the Company’s Chief Executive Officer for unreimbursable expenses.

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

3

In furtherance of our expansion into automotive consumer loans, we acquired certain retail installment contract receivables from our affiliates AAF and AFG on March 26, 2013 for $102,250. The receivables consisted of an aggregate principal balance of approximately $141,868 for current loans receivables and approximately $323,449 for non-current loans receivables. The sellers guaranteed to us that we will recover no less than 70% of the aggregate amount of the current loans. If we recover less than 70% of that amount, the sellers agreed to pay the difference to us upon demand. As of March 31, 2014, we collected 100% of the aggregate amount of the Purchase Price. On February 19, 2014 we transferred all remaining loans receivable to AAF as we determined that the outstanding balances were either uncollectible or difficult to collect and the Company did not believe that pursuing further collection efforts was a good use of the Company’s resources.

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

On December 11, 2013 Alan Gulko, the President and CEO of the company, resigned from the company and the Board of Directors. Simon Friedman, Chairman of the Board and majority shareholder, has assumed the position of interim CEO while we evaluate new financing opportunities.

Our primary floor plan customer defaulted on their agreement in February 2014. The floor plan agreement carried personal guarantees and confessions of judgment, in addition to first lien on all vehicles subject to the floor plan agreement. In March 2014, the customer filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. We repossessed 9 of the 21 vehicles subject to the floor plan agreement from the debtor prior to its Chapter 11 filing. Additionally, there is a question of the legality of the debtor’s sale of four (4) vehicles which were subject to financing. Since we are unable to determine the exact amount of ultimate losses, on March 31, 2014 we recorded a reserve for uncollectible receivables of $115,000. As of June 30, 2013 no provision for losses had been made.

RESULTS OF OPERATIONS

Revenue

Total revenue decreased $9,436 to $3,452 for the quarter ended March 31, 2014 compared to $12,888 in the quarter ended March 31, 2013 primarily as a result of decreases in fee revenue derived from floor plan financing receivables as our sole customer ceased operations during the period ended March 31, 2014 when it filed for bankruptcy protection discussed above. Total revenue increased $8,960 to $52,945 for the nine months ended March 31, 2014 compared to $43,985 in the quarter ended March 31, 2013. This increase is primarily due to interest earned from loans outstanding for longer periods of time partially offset by decreases in fee revenue discussed above.

Operating Expenses

Total operating expenses increased $236,122 to $268,311 for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013. This increase is primarily a result of a $141,591 provision for doubtful accounts related to uncollectible receivables discussed above and a $94,531 increase in selling, general and administrative expenses.

Total operating expenses increased $289,451 to $389,873 for the nine months ended March 31, 2014. For the nine months ended March 31, 2014 our expenses were comprised primarily of $180,512 related to legal, accounting and SEC compliance costs, $41,772 in business development expenses, $19,798 for computer related services and software, and $22,500 for rent, other occupancy costs of $36,686, wages and related expenses of $50,960, and other office expenses of $37,645

Other Income

Other income is comprised of interest, dividends and realized gains from the sale of marketable securities. Other income increased to $63,874 for the nine months ended March 31, 2014 as compared to $1,359 for the nine months ended March 31, 2013 as a result of dividends and gain from the sale of all of our remaining marketable securities. The company realized a gain of $0 and $58,091 from the sale of the company’s marketable securities during the three and nine months ended March 31, 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2014 our working capital amounted to $562,735, a decrease of $301,616 as compared to $864,351 as of June 30, 2013. Working Capital included primarily cash and cash equivalents of $446,263, floor plan financing receivables of $114,250 net of an allowance for uncollectible accounts of $115,000, and related party receivable of $2,325.

4

We financed operations through cash flows from financing activities transactions and to a lesser extent, cash generated from our operations. Net cash used in operating activities for the nine months ended March 31, 2014 was $265,851, which primarily reflected an increase in net loss partially offset by an increase in a non-cash reserve for floor plan financing receivable, used car auto financing portfolio, fees and interest receivables related to the floor plan and a gain on sale of marketable securities. Floor plan financing receivables decreased by $141,591 for the nine months ended March 31, 2014 compared to a decrease of $38,255 in floor plan financing receivables for the nine months ended March 31, 2013. The reduction is due primarily to the provision for uncollectible accounts of $115,000. We collected $48,868 in used car auto financing receivable during the nine months ended March 31, 2014 compared to $94,890 for the nine months ended March 31, 2013. Accounts payable and accrued expenses decreased by $2,890 for the nine months ended March 31, 2014 compared to an increase of $12,071 for the nine months ended March 31, 2013. Operating cash flow was also decreased by an increase in related party receivables of $2,325.

Net cash provided by investing activities for the nine months ended March 31, 2014 was $412,069, from the net proceeds of the sale of marketable securities.

Net cash provided by financing activities for the nine months ended March 31, 2014 was $135,996, primarily from subscription received in connection with the sale of common stock. Net cash provided by financing activities for the quarter ended March 31, 2013 was $744,451 stemming from the sale of Convertible Preferred Stock Series A.

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

Although we anticipate a reduction in revenues as a result of the default and bankruptcy of our primary floor plan customer, we have adequate resources to operate at a minimal level while we pursue recovery of our floor plan receivable balance, and explore new opportunities.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of March 31, 2014 we have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, who is also our Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO who is also our Principal Financial and Accounting Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our management, including our CEO who is also our Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2014.

In addition, management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of March 31, 2014:

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

5

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AVANGARD CAPITAL GROUP, INC.

Date: May 20, 2014	By:	/s/ Simon Friedman
Simon Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

7