Form 10-K
period 2014-06-30
Avangard Capital Group, Inc
filed 2014-09-30
CIK 1561092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Securities registered under Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,000 on December 31, 2013.

The number of shares of the registrant’s common stock issued and outstanding was 10,781,466 shares as of September 26 2014.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, i.e. statements related to future, not past, events. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A – “Risk Factors” of this report.

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

PART I

ITEM 1. BUSINESS

Company

Avangard Capital Group Inc. (“we,” “us,” the “Company,” or “Avangard”) was incorporated in Nevada on June 13, 2012, and is a provider of nonprime automobile floor plan financing for used car dealers. Our executive offices are located at 2708 Commerce Way, Philadelphia, Pennsylvania 19154.

We are an independent auto sales finance company that provides floor plan financing and auto financing for independent used car dealers. The loans made are based on the value of collateral (the car) as determined by us using the automobile industry’s nationally recognized valuation sources. We currently operate in Pennsylvania, New Jersey and Florida. The Company has suspended financing new loans while Management and the Board of Directors explore new opportunities and decide on a course of action for the future.

In furtherance of our expansion into automotive consumer loans, we acquired certain retail installment contract receivables from our affiliates, AAF and AFG, on March 26, 2013 for $102,250. The receivables consisted of an aggregate principal balance of approximately $141,868 for current loan receivables and approximately $323,449 for non-current loan receivables. The sellers guaranteed to us that we will recover no less than 70% of the aggregate amount of the current loans. If we recover less than 70% of that amount, the sellers agreed to pay the difference to us upon demand. In 2014, we recovered our entire investment in the loan portfolio and collected 100% of the aggregate amount paid by the Company to acquire the loan portfolio. On February 19, 2014, we transferred all remaining loans receivable to AAF, as we determined that the outstanding balances were either uncollectible or difficult to collect and the Company did not believe that pursuing further collection efforts was a good use of the Company’s resources.

We are licensed as a sales finance company by the States of Florida, New Jersey and Pennsylvania. These licenses permit us to expand our operations to providing financing for auto sales by dealers.

As discussed in our prospectus dated February 13, 2013 filed with the SEC, we sought to raise up to $30,000,000 by selling 5,000,000 units, with each unit consisting of four shares of our common stock and one redeemable common stock warrant at a public offering price of $6.00 per unit (the “Offering”). We sold 28,666 units in the Offering for an aggregate offering price of $171,985. The units are comprised of 114,664 shares of our common stock and 28,666 common stock purchase warrants exercisable at a price of $2.00 per share. The Offering expired on August 14, 2013.

Recent Developments

On June 30, 2014, we filed a certificate of change to our amended and restated articles of incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of our issued and outstanding common stock, par value $0.0001 per share on a 1-for-10 basis (the “Reverse Stock Split”). The Reverse Stock Split became effective with the FINRA at the open of business on June 30, 2014. We filed a correction to this certificate of change on September 18, 2014 to clarify the reverse stock split ratio. As a result of the Reverse Stock Split, every 10 shares of our pre-Reverse Split common stock was combined and reclassified into one share of our common stock. No fractional shares of common stock were issued as a result of the Reverse Split.

We have suspended financing new loans while management and the Board of Directors explore new opportunities and decide on a course of action for the future. In addition, our management and Board of Directors are reviewing additional business opportunities in related businesses.

Throughout this annual report on Form 10-K, each instance that refers to a number of shares of our common stock, refers to the number of shares of common stock after giving effect to the Reverse Stock Split, unless otherwise indicated.

Auto Dealer Floor Plan Financing

Historically, we have targeted the auto dealer financing market, which is comprised primarily of small, independent automotive dealers who purchase used cars at wholesale auctions. Floor plan financing supports independent used vehicle dealers who purchase vehicles from auctions and other non-auction methods and facilitate the growth of vehicle sales at auctions. We plan to expand our floor plan financing agreements with the dealers who meet our underwriting policies. A line of credit provided under these agreements will enable the dealer to be more competitive in the acquisition of automobiles by providing immediate cash while reducing the amount of paperwork that could hinder their acquisition of automobiles they plan to resell. Larger, more established financial institutions and lenders require dealers to enter into borrowing agreements that often exceed their needs. Our approach is to provide financing that is tailored to the level of business that the dealers conduct. Furthermore, many lenders have themselves exhausted their ability to lend and do not accept new applications from small independent dealers.

As part of our financing arrangement, we assess a floor plan fee at the inception of a loan and we collect all accrued fees and interest when the loan is extended or repaid in full. In addition, we generally hold the title or other evidence of ownership to all vehicles which are floor planned. Typical loan terms are 30 to 90 days, each with a possible loan extension. For an additional fee, a loan extension allows the dealer to extend the duration of the loan beyond the original term for another 30 to 90 days if the dealer makes payment towards principal and pays accrued interest and fees.

We entered into the auto dealer financing market with the purchase of floor plan receivables from Avangard Auto Finance, Inc., a related party (“AAF”), for $151,979, the face value of the receivables plus accrued interest as of June 13, 2012 when we completed the purchase. The floor plan receivables included a Floor Plan Agreement, Demand Promissory Note, Business Line of Credit Agreement, Surety Agreement and Confessions of Judgment entered into with Autosource Enterprises, Inc., an unaffiliated third party.

Our primary floor plan customer defaulted on its agreement in February 2014. The floor plan agreement carried personal guarantees and confessions of judgment, in addition to first lien on all vehicles subject to the floor plan agreement. In March 2014, the customer filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. We repossessed 9 of the 21 vehicles subject to the floor plan agreement from the debtor prior to its Chapter 11 filing. Additionally, there is a question of the legality of the debtor’s sale of four vehicles which were subject to financing. Since we are unable to determine the exact amount of ultimate losses, on March 31, 2014 we recorded a reserve for uncollectible receivables of $115,000. As of June 30, 2014 we recovered $32,665 of floor plan receivables through the sale of repossessed autos.

Automotive Consumer Loans

Historically, we intended to expand our business by purchasing retail automotive installment sale and lease contracts and consumer installment loans secured by automobiles or other motor vehicles, through dealerships in our target markets. These products were expected to include financing for the purchase of new and used vehicles, as well as refinancing of existing motor vehicle loans. The dealer who originated a loan would be able to customize its product features, such as interest rate, loan amount, and loan terms, enabling it to lend to customers with a wide range of credit profiles. We planned to service, administer and make collections on our consumer loan receivables that we purchased from dealers, or to delegate some or all of our loan servicing duties to sub-contractors who are in the business of performing such duties.

On March 26, 2013, we acquired certain retail installment contract receivables from AAF and AFG for $102,250. The receivables consisted of an aggregate principal balance of approximately $141,868 for current loans receivables and approximately $323,449 for non-current loans receivables. The sellers guaranteed to us that we will recover no less than 70% of the aggregate amount of the current loans. If we recover less than 70% of that amount, the sellers agreed to pay the difference to us upon demand.

In addition, we received approval and were licensed as a sales finance company by the States of Florida, New Jersey and Pennsylvania in 2013. These licenses permit us to expand our operations to providing financing for auto sales by dealers

Government Regulation

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

Employees

We currently have one full-time employee.

Research and Development

We do not currently have a budget specifically allocated for research and development purposes.

ITEM 1A. RISK FACTORS

The risk factors in this section describe the material risks to our business, prospects, results of operations, financial condition or cash flows, and should be considered carefully. In addition, these factors could cause our actual results to differ materially from those projected in any forward-looking statements made in this Annual Report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

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

We were formed in June 2012 and only have one floor plan financing agreement that we acquired in June 2012 and retail installment contract receivables we acquired in March 2013. As a result, we have a limited operating history upon which a potential investor can evaluate our prospects and the potential value of our common stock. The likelihood of our success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of a new business and the competitive environment in which we will operate. We have little market penetration and successes to date, and may never reach profitability. No additional relevant operating history exists upon which an evaluation of our performance can be made. Our performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing new products and markets in the evolving, highly competitive non-prime loan industry. If we cannot successfully manage our business, we may not be able to generate future profits and may not be able to support our operations.

The terms of the agreements to acquire the floor plan financing agreement and retail installment contract receivables from our affiliates, was not arrived at as a result of arm’s-length negotiations and no independent verification of its value was obtained.

Mr. Alan Gulko, our former President, Chief Executive Officer and a director, and Simon Friedman, our corporate secretary and a director are principal owners of the entities that own AAF and AFG. While the agreements between our Company and the sellers to acquire these assets were approved by our Board of Directors, which at the time we acquired these assets, was entirely comprised of Messrs. Gulko and Friedman, neither of who are independent directors, the agreements were not negotiated on an arm’s-length basis as a result of Messrs. Gulko and Friedman’s interest in the sellers. While the agreements to acquire these assets were approved by our Board of Directors, there are no assurances that the terms of the agreements are as favorable to us as they might have been had the assets been obtained in arm’s-length negotiations with unrelated third parties supported by an independent verification of their value.

We have scaled back our expansion plans, and suspended financing new loans while management and the Board of Directors explore new opportunities and decide on a course of action for the future.

We have scaled back our expansion plans as previously contemplated in our prospectus dated February 13, 2013 filed with the SEC, as the amount we raised in that offering was not sufficient to fully fund those plans. In addition, we have suspended financing new loans while management and the Board of Directors explore new opportunities and decide on a course of action for the future. Also, in light of the departure of Alan Gulko, our then Chief Executive Officer and director, in December 2013, our management and Board of Directors are reviewing additional business opportunities in related businesses without Mr. Gulko’s participation.

Furthermore, we did not raise our targeted minimum of $30,000,000 in the Offering that would have allowed us to complete $2,500,000 of floor plan financing transactions to achieve a profitable level of sustainable operations. While we believe that we have adequate working capital to sustain our operations and scaled back expansion plans over the next 12 months, if our plans or assumptions change, or prove to be inaccurate because of unanticipated expenses or difficulties or otherwise, we may be required to seek additional financing or may be required to curtail our expansion plans further. Such financing may include the issuance of additional shares of common stock and/or the incurrence of debt financing. There can be no assurance that any additional financing will be available to us on acceptable terms or at all. Any additional equity financing will dilute the interests of our then existing stockholders.

We are highly dependent on future financing from our Chief Executive Officer, majority stockholder and director, Mr. Simon Friedman, to fund our expansion as we were unable to raise a sufficient amount of capital in our recent offering.

Although we believe we have sufficient working capital to operate our business over the next 12 months, we will be dependent upon our existing stockholders for future financing as we were unable to raise a sufficient amount in the Offering to execute our previous growth plans. At the present time, there is no agreement between Mr. Friedman and our Company to provide any additional funding to us nor do we have any plans to seek additional capital from them or anyone else to fund our previous growth plans. We have no indication that Mr. Friedman would refuse to lend or invest additional funds in our Company if we should ask. It would be very difficult to find a financing source to replace Mr. Friedman if he elected not to lend or invest any additional amounts in our Company. The loss of Mr. Friedman’s future funding could have a material adverse effect on our business.

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

As an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an emerging growth company under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

In addition, Section 102 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have established preferred stock which can be designated by our directors without stockholder approval and have established Series A Convertible Preferred Stock, which gives the holders super voting power over our common stockholders.

We have 300,000,000 shares of preferred stock authorized, and we have designated 150,000,000 of these shares as Series A Convertible Preferred Stock. As of September 26, 2014, we have 905,000 shares of Series A Convertible Preferred Stock issued and outstanding. Each share of our Series A Convertible Preferred Stock is entitled to three votes on stockholder matters. Additional shares of our preferred stock may be issued from time to time in one or more series, each of which shall have distinctive designation or title as shall be determined by our Board of Directors, prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by our Board of Directors. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of our stockholders, our stockholders will have no control over what designations and preferences our preferred stock will have. As a result, our stockholders may have less control over the designations and preferences of the preferred stock and our operations.

Our Chief Executive Officer and a director can exercise voting control over corporate decisions.

Simon Friedman, our Chief Executive Officer and a director, and the other members of our Board of Directors beneficially own 92.5% of our total voting securities. As a result, these stockholders exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of our controlling stockholders may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

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

Changes in interest rates could have an adverse impact on our business. For example:

●	rising interest rates will increase our borrowing costs;

●	rising interest rates may reduce our consumer automotive financing volume by influencing customers to pay cash for, as opposed to financing vehicles; and

●	a significant decrease in interest rates could increase the rate at which loans are prepaid.

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

We are also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective borrowers and lessees and protect against discriminatory lending and leasing practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each contract or loan and the lease terms to lessees of personal property. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants on the basis of race, color, religion, national origin, sex, age or marital status. According to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system used by us must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency and to respond to consumers who inquire regarding any adverse reporting submitted by us to the consumer reporting agencies. Additionally, we are subject to the Gramm-Leach-Bliley Act, which requires us to maintain the privacy of certain consumer data in our possession and to periodically communicate with consumers on privacy matters. We are also subject to the Servicemembers Civil Relief Act of 2003, which requires us, in most circumstances, to reduce the interest rate charged to customers who have subsequently joined, enlisted, been inducted or called to active military duty. The dealers who originate automobile finance contracts and leases purchased by us also must comply with both state and federal credit and trade practice statutes and regulations. Failure of the dealers to comply with these statutes and regulations could result in consumers having rights of rescission and other remedies that could have an adverse effect on us.

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

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal control over financial reporting. Our management has concluded that our internal control over our financial reporting are not effective as a result of (i) a lack of sufficient qualified accounting personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements, and (ii) inadequate segregation of duties. For a detailed description of the deficiencies, see “Item 9A—Controls and Procedures.”

Our reporting obligations as a public company place a significant strain on our management, operational and financial resources and systems, and we expect this to continue for the foreseeable future. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will continue to incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act. As of September 15, 2014, we do not have an estimate of the costs to the Company of compliance with the Sarbanes-Oxley Act.

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

There is no market for our common stock at this time and there is no assurance that any market will develop for our common stock. We plan to have our common stock quoted on the Over-The-Counter Bulletin Board when the distribution and potential market for the stock would permit such quotation, although there is no assurance that we will be able to accomplish this. Generally, securities that are quoted on the Over-The-Counter Bulletin Board lack liquidity and analyst coverage. This may result in lower prices for our common stock than might otherwise be obtained if we met the criteria to list our securities on a larger or more established exchange, such as The NASDAQ Capital Market, and could also result in a larger spread between the bid and asked prices for our common stock.

In addition, if there is only limited trading activity in our common stock, we may not be able to have these securities qualify for quotation on the Over-The-Counter Bulletin Board. The relatively small trading volume would likely make it difficult for our stockholders to sell their common stock as, and when, they choose. As a result, investors may not always be able to resell shares of our common stock publicly at the time and prices that they feel are fair or appropriate.

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

The application of Rule 144 creates some investment risk to potential investors; for example, existing stockholders may be able to rely on Rule 144 to sell some of their holdings, driving down the price of the shares you purchased.

Pursuant to Rule 144 promulgated under the Securities Act, a person who has beneficially owned restricted shares of our common stock for at least six months may sell his or her securities if: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale, and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding (1,013,466 shares of common stock as of the date of this annual report on Form 10-K); or

●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are 2708 Commerce Way, Philadelphia, PA 19154, where we rent approximately 2,000 square feet of office space from Commerce Way, LP, a related party, at a monthly rental of $2,500 on a month-to-month basis. We believe our current space is adequate for our operations at this time.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management, is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock is quoted on the OTC Pink tier of the OTC Markets Group under the symbol “AVGC”. There have been no reported sales of our stock since approval of our quotation on the OTC Pink by the Financial Industry Regulatory Authority (“FINRA”). There can be no assurance that a liquid market for our common stock will ever develop. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

(b) Stockholders

As of September 15, 2014, there were 27 stockholders of record of our common stock, and approximately 2 record holders of our Series A Convertible Preferred Stock. None of our shares are held in street name.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an independent auto sales finance company that provides floor plan financing and auto financing for independent used car dealers. The loans made are based on the value of collateral (the car) as determined by us using the automobile industry’s nationally-recognized valuation sources. We currently operate in Pennsylvania, New Jersey and Florida. The Company has suspended financing new loans while Management and the Board of Directors explore new opportunities and decide on a course of action for the future. In addition, our management and Board of Directors are reviewing additional business opportunities in related businesses.

On March 26, 2013, we acquired certain retail installment contract receivables from our affiliates, AAF and AFG, for $102,250. The receivables consisted of an aggregate principal balance of approximately $141,868 for current loan receivables and approximately $323,449 for non-current loan receivables. The sellers guaranteed to us that we will recover no less than 70% of the aggregate amount of the current loans. If we recover less than 70% of that amount, the sellers agreed to pay the difference to us upon demand. In 2014, we recovered our entire investment in the loan portfolio and collected 100% of the aggregate amount paid by the Company to acquire the loan portfolio. On February 19, 2014, we transferred all remaining loans receivable to AAF, as we determined that the outstanding balances were either uncollectible or difficult to collect and the Company did not believe that pursuing further collection efforts was a good use of the Company’s resources.

As discussed in our prospectus dated February 13, 2013 filed with the SEC, we sought to raise up to $30,000,000 by selling 5,000,000 units, with each unit consisting of four shares of our common stock and one redeemable common stock warrant at a public offering price of $6.00 per unit (the “Offering”). We sold 28,666 units in the Offering for an aggregate offering price of $171,985. The units are comprised of 114,664 shares of our common stock and 28,666 common stock purchase warrants exercisable at a price of $2.00 per share. The Offering expired on August 14, 2013.

Recent Developments

On June 30, 2014, we filed a certificate of change to our amended and restated articles of incorporation with the Secretary of State of the State of Nevada in order to effectuate a 1-for-10 Reverse Stock Split of our issued and outstanding common stock. We filed a correction to this certificate of change on September 18, 2014 to clarify the reverse stock split ratio. As a result of the Reverse Stock Split, every 10 shares of our pre-Reverse Stock Split common stock was combined and reclassified into one share of our common stock. No fractional shares of common stock were issued as a result of the Reverse Stock Split. Throughout this annual report on Form 10-K, each instance which refers to a number of shares of our common stock, refers to the number of shares of common stock after giving effect to the Reverse Stock Split, unless otherwise indicated.

The net result for the fiscal year ended June 30, 2014 was a loss of $488,299, compared to a loss of $129,381 for the prior fiscal year.

We define our accounting periods as follows:

●	“fiscal 2013” - July 1, 2012 through June 30, 2013

●	“fiscal 2014” - July 1, 2013 through June 30, 2014

●	“fiscal 2015” - July 1, 2014 through June 30, 2015

RESULTS OF OPERATIONS

Revenue

Total revenue decreased $18,105 to $52,282 for the fiscal year ended June 30, 2014 compared to $70,997 for the fiscal year ended June 30, 2013 primarily as a result of decreases in fee revenue derived from floor plan financing receivables as our sole customer ceased operations when it filed for bankruptcy protection. See “Business—Auto Dealer Floor Plan Financing.”

Operating Expenses

Total operating expenses increased $394,627 to $605,935 for the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013. This increase is primarily a result of a $141,591 provision for doubtful accounts related to uncollectible receivables discussed above and a $253,036 increase in selling, general and administrative expenses.

For the fiscal year ended June 30, 2014, our operating expenses were comprised primarily of $225,705 related to legal, accounting and SEC compliance costs, $43,510 in business development expenses, $20,890 for computer related services and software, and $30,000 for rent, other occupancy costs of $39,037, wages and related expenses of $58,862, Florida office expense of $12,242 and other office expenses of $60,269.

Other Income

Other income is comprised of interest, dividends and realized gains from the sale of marketable securities. Other income increased to $64,744 for the fiscal year ended June 30, 2014 as compared to $10,930 for the fiscal year ended June 30, 2013 as a result of dividends and gain from the sale of all of our remaining marketable securities. The Company realized a gain of $59,554 and $6,308 from the sale of the Company’s marketable securities during the fiscal years ended June 30, 2014 and June 30, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its cash requirements

As of June 30, 2014, our working capital amounted to $491,686, a decrease of $376,629, as compared to $868,214 as of June 30, 2013. Working capital included primarily cash and cash equivalents of $424,272, floor plan financing receivables of $81,259, net of an allowance for uncollectible accounts of $115,000, and related party receivable of $7,000.

We financed operations through cash flows from financing activities transactions and to a lesser extent, cash generated from our operations. Net cash used in operating activities for the fiscal year ended June 30, 2014 was $287,842, which primarily reflected an increase in net loss, partially offset by an increase in a non-cash reserve for floor plan financing receivable, used car auto financing portfolio, fees and interest receivables related to the floor plan and a gain on sale of marketable securities. Floor plan financing receivables decreased by $141,591 for the fiscal year ended June 30, 2014 compared to a decrease of $38,255 in floor plan financing receivables for the nine months ended March 31, 2013. The reduction is due primarily to the provision for uncollectible accounts of $115,000. We collected $48,868 in used car auto financing receivable during the fiscal year ended June 30, 2014 compared to $0 for the fiscal year ended June 30, 2013. Accounts payable and accrued expenses decreased by $182 for the fiscal year ended June 30, 2014 compared to an increase of $2,594 for the fiscal year ended June 30, 2013. Operating cash flow was also decreased by an increase in related party receivables of $7,000.

Net cash provided by investing activities for the fiscal year ended June 30, 2014 was $412,069, from the net proceeds of the sale of marketable securities.

Net cash provided by financing activities for the fiscal year ended June 30, 2014 was $135,996, primarily from subscriptions received in connection with the sale of common stock. Net cash provided by financing activities for the fiscal year ended June 30, 2013 was $780,451 stemming from the sale of Series A Convertible Preferred Stock.

Cash Requirements

Our future capital requirements will depend on numerous factors related to management’s ability to develop new lines of business.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of June 30, 2014 we have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-12 of this annual report on Form 10-K.

13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Avangard Capital Group, Inc.

We have audited the accompanying balance sheets of Avangard Capital Group, Inc. as of June 30, 2014 and 2013, and the related statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the years ended June 30, 2014 and 2013. Avangard Capital Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avangard Capital Group, Inc. as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years ended June 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

Marlton, New Jersey
September 30, 2014

AVANGARD CAPITAL GROUP, INC.

BALANCE SHEETS

	June 30, 2014	June 30, 2013
ASSETS
Current assets:
Cash	$424,272	$164,049
Marketable securities	-	378,203
Floor plan financing receivable	196,259	252,220
Allowance for uncollectable account	(115,000)
Used car auto finance receivables	-	48,868
Fees receivable	-	11,218
Interest receivable	-	9,807
Due from related parties	7,000	2,980
Total current assets	512,530	867,345

Property and equipment, net	3,331	3,863

Total assets	$515,862	$871,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,176	$2,994
Other liabilities	21,000	-
Total current liabilities	$24,176	$2,994

Stockholders’ equity
Convertible Preferred Stock Series A, $0.0001 par value, 300,000,000 authorized, 905,000 issued and outstanding;	90	90
Common stock, $0.0001 par value, 100,000,000 authorized; Class A, 1,013,466 shares issued and outstanding	101	101
Additional paid in capital	1,107,805	1,107,805
Stock subscription receivable	-	(135,996)
Accumulated other comprehensive income	-	24,225
Accumulated deficit	(616,310)	(128,011)
Total stockholders’ equity	491,686	868,214
Total liabilities and stockholders’ equity	$515,862	$871,208

The accompanying notes are an integral part of these financial statements.

AVANGARD CAPITAL GROUP, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2014	2013
REVENUE
Fee revenue	$25,709	$39,335
Interest revenue	27,183	31,662
Total revenue	52,892	70,997

OPERATING EXPENSES
Selling, general and administrative	605,935	211,308
Total operating expenses	605,935	211,308

Loss from operations	(553,043)	(140,311)

Other income
Realized gain on marketable securities	58,091	6,308
Interest and dividend income	6,653	4,622
Total other income	64,744	10,930

Net loss	$(488,299)	$(129,381)

Net loss per share attributable to common shareholders - basic and diluted	$(0.48)	$(0.13)
Weighted average number of common shares used in computation - basic and diluted	1,013,466	1,000,677

The accompanying notes are an integral part of these financial statements.

F-3

AVANGARD CAPITAL GROUP, INC.

STATEMENTS OF OTHER COMPREHENSIVE LOSS

	For the Years Ended June 30,
	2014	2013
Net loss	$(488,299)	$(129,381)

Other comprehensive income
Unrealized gain on marketable securities	-	24,225

Total comprehensive loss	$(488,299)	$(105,156)

The accompanying notes are an integral part of these financial statements.

AVANGARD CAPITAL GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated		Accumulated
					Additional	Other	Preferred	Retained	Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Stock	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Subscription	(Deficit)	Equity
Balance, June 30, 2012	905,000	$90	1,000,000	$1,000	$904,910		$(744,451)	$1,370	$162,919

Convertible preferred stock subscription received							744,451		744,451
Issue of common stock			2,000	2	29,998				30,000
Sale of common stock			11,466	11	171,985		(135,996)		36,000
Net loss								(129,381)	(129,381)
Unrealized gain on marketable securities						24,225			24,225
Balance, June 30, 2013	905,000	$90	1,013,466	$1,013	$1,106,893	$24,225	$(135,996)	$(128,011)	$868,214

Common stock subscription received							135,996		135,996
Net loss								(488,299)	(488,299)
Unrealized gain on marketable securities						(24,225)		-	(24,225)
Balance June 30, 2014	905,000	$90	1,013,466	$101	1,107,805	0	-	$(616,310)	$491,686

The accompanying notes are an integral part of these financial statements.

AVANGARD CAPITAL GROUP, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(488,299)	$(129,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	532	133
Non-cash compensation to directors		30,000
Gain on sale of marketable securities	(58,091)	(6,308)
Provision for doubtful accounts	115,000	-
Changes in operating assets and liabilities:

Floor plan financing receivable	55,961	(111,330)
Acquisition of used car auto financing portfolio	-	(102,250)
Used car auto financing portfolio	48,868	53,382
Fees receivable	11,218	(10,095)
Interest receivable	9,807	(9,197)
Due from related parties	(4,020)	(2,980)
Accounts payable and accrued expenses	182	2,594
Other liabilities	21,000	-
NET CASH USED IN OPERATING ACTIVITIES	(287,842)	(285,432)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(3,996)
Purchase of marketable securities	(34,369)	(700,000)
Proceeds from sales of marketable securities	446,438	352,330
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	412,069	(351,666)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible preferred stock subscription received		744,451
Common stock subscription received	135,996	36,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	135,996	780,451

Net increase in cash	260,223	143,353

Cash, beginning of year	164,049	20,696
Cash, at end of year	$424,272	$164,049

Supplemental Schedule of non-cash activities Unrealized gain on marketable securities	$-	$24,225

The accompanying notes are an integral part of these financial statements.

AVANGARD CAPITAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

The Company has suspended financing new loans while Management and the Board of Directors explore new opportunities and decide on a course of action for the future.

Basis of Presentation

The company has recast the presentation of share and per share data in the financial statements to reflect the reverse stock split as described more fully in Note 5.

Use of Estimates

We use estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents

All cash and cash equivalents are invested in highly liquid money market accounts.

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

AVANGARD CAPITAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

Our primary floor plan customer defaulted on their agreement in February 2014. The floor plan agreement carried personal guarantees and confessions of judgment, in addition to first lien on all vehicles subject to the floor plan agreement. In March 2014, the customer filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. We repossessed 9 of the 21 vehicles subject to the floor plan agreement from the debtor prior to its Chapter 11 filing. Additionally, there is a question of the legality of the debtor’s sale of four (4) vehicles which were subject to financing. Since we are unable to determine the exact amount of ultimate losses, on March 31, 2014 we provided a reserve for uncollectible receivables of $115,000. As of June 30, 2013 no provision for losses had been made. As of June 30, 2014 we recovered $32,665 of floor plan receivables through the sale of repossessed autos.

AVANGARD CAPITAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

As of the date of acquisition, the entire Used Car Auto Financing Portfolio’s collection could not be reasonably predicted by the Company; therefore the modified cost recovery method has been utilized to account for the pool of loans. As of March 31, 2014 the Company recovered its entire investment in the loan portfolio. As of June 30, 2014, we collected 100% of the aggregate amount of the Company paid to acquire this loan portfolio. On February 19, 2014 we transferred all remaining loans receivable to AAF as we determined that the outstanding balances were either uncollectible or difficult to collect and the Company did not believe that pursuing further collection efforts was a good use of the Company’s resources.

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

The company wrote off as uncollectible fees and interest receivable of $9,433 and $7,912 respectively as uncollectible due to the bankruptcy of our customer.

The Company maintains its cash balances in Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. At times, cash balances may exceed the maximum insurance offered by FDIC. The Company maintains cash not necessary for operating expenses in money market accounts and certificates of deposit.

Property and Equipment

Fixed assets are recorded at their historical cost upon acquisition or cost of construction. The assets are depreciated using the straight line method over their statutory lives. The fixed asset categories and their estimated lives are as follows:

Office Equipment 5 years.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the fiscal year ended June 30, 2014.

AVANGARD CAPITAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

NOTE 2 - MARKETABLE SECURITIES AND CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Marketable Securities

Marketable equity securities purchased during the current fiscal year were classified and accounted for as available-for-sale. As of June 30, 2014 all marketable equity securities were converted to cash and cash equivalents.

We recognized $58,091 in net realized gains during the year ended June 30, 2014. Realized gains on the sale of the securities are determined by specific identification of each security’s cost basis.

Changes in Accumulated Other Comprehensive Income:

The following table shows the accumulated other comprehensive income balance as of June 30, 2014:

Unrealized Gain on Marketable Securities
Balance at June 30, 2013	$24,225
Other comprehensive income before reclassifications	(12,146)
Net current-period other comprehensive income	12,079
Amounts reclassified from accumulated other comprehensive income	(12,079)
Balance at June 30, 2014	$-

NOTE 3 - INCOME TAXES

The provision for income taxes consists of the following:

	June 30, 2014	June 30, 2013
Deferred Tax Asset	$250,181	$52,695
Less: Valuation Allowance	(250,181)	(52,695)
Net Deferred Tax Assets	$-	$-

As of June 30, 2014, the Company has net operating loss carry forwards of $616,310 that can be utilized to offset future taxable income for Federal and State income tax purposes through 2034, generating a maximum deferred tax benefit of $250,181 by applying Federal and State statutory tax rates. The Company applied a 100% valuation reserve against the deferred tax benefit, as the realization of the benefit is not certain.

The following tax years remain subject to examination by the respective tax jurisdictions.

Fiscal Years ending June 30,
Internal Revenue Service	2012 - 2013
Commonwealth of Pennsylvania	2012 - 2013

NOTE 4 - USED CAR AUTO FINANCE RECEIVABLES

Changes in used car auto finance receivables are as follows:

Cost Recovery
Acquisition of auto financing receivables	$102,250
Net cash collections	(102,250)
Ending balance	$0

AVANGARD CAPITAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

NOTE 5 - COMMON AND PREFERRED STOCK

On June 20, 2014 the Board of Directors authorized the Corporation to complete the Reverse Stock Split and that such Reverse Stock Split of 1 share of Common Stock for 10 share of outstanding Common Stock.

As of June 30, 2014 we are authorized to issue 100,000,000 shares of $0.0001 par value common stock of which, after the stock split, 1,134,466 shares have been issued and are outstanding, designated Class A at June 30, 2014. As of June 30, 2013 we were authorized to issue 100,000,000 shares of $0.0001 par value stock of which 1,013,466 had been issued and outstanding. A total of 11,466 shares of the Company’s common stock were issued during the year ended June 30, 2013 in connection with the sale of 28,666 Units in the Offering discussed below. The Company received proceeds of $171,985 in connection with the sale of the Units of which, $135,996 was a subscription receivable at June 30, 2013 and was subsequently collected on July 5, 2013.

We are authorized to issue 300,000,000 shares of $0.0001 par value Convertible Preferred Stock Series A of which 905,000 shares have been issued and outstanding at June 30, 2014 and June 30, 2013, respectively. The terms of the Series A Convertible Preferred Stock provide that each share of Series A Convertible Preferred Stock is entitled to receive cumulative annual dividends at the rate of 4.5% per year. Each share of Series A Convertible Preferred Stock is convertible into three (3) shares of our Common Stock, and the holder thereof is entitled to vote shares of Series A Convertible Preferred Stock held as common stock in accordance with the number of shares of common stock into which such preferred shares are convertible. The shares of Series A Convertible Preferred Stock are entitled to receive prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of common stock and any other series or class of preferred stock which is junior to the Series A Convertible Preferred Stock, the sum of $1.00 per share of Series A Convertible Preferred Stock, plus accrued dividends.

Offering of Securities

On February 13, 2013, our Registration Statement on Form S-1 was declared effective by the SEC whereby we offered 5,000,000 units (the “Offering”), each unit consisting of four tenths of one share of our common stock and one redeemable common stock warrant (a “Warrant”) at a public offering price of $6.00 per unit (a “Unit”). The Warrants became exercisable and separately transferable from the shares 30 calendar days after February 13, 2013. At any time thereafter until three years following February 13, 2013, subject to earlier redemption, each Warrant entitles the holder to purchase one tenth of a share of our common stock at an exercise price of $2.00 (133% of the per share price of the common stock included in the Units), subject to adjustment. The Warrants are subject to redemption for $0.0001 per Warrant upon 30 days prior written notice, provided that the last sale price of our common stock equals or exceeds $3.00 (150% of the Warrant exercise price), subject to adjustment, for 10 consecutive trading days. As of June 30, 2014, 28,666 units have been sold and no warrants have been exercised. The Offering expired on August 14, 2013.

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants granted as of March 31, 2014 and changes during the period is as follows:

	Shares	Weighted
	Underlying	Average
	Warrants	exercise price
Outstanding and exercisable at June 30, 2013	2,867	$2.00
Additions	-	-
Outstanding and exercisable at June 30, 2014	2,867	$2.00

The following information applies to all warrants outstanding and exercisable at June 30, 2014

Number of Warrants
outstanding and		Remaining contractual
exercisable	Exercise Price	life (Years)
2,867	$2.00	1.58

AVANGARD CAPITAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

NOTE 6 - SHARE-BASED COMPENSATION

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors. We recognized $0 and $30,000 for the fiscal years ended June 30, 2014 and 2013, respectively, of compensation expense due to issuance of 2,000 shares to two newly elected Board members at $1.50 per share.

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

	June 30, 2014	June 30, 2013
Convertible preferred stock	271,500	2,715,000
Warrants attached to units sold	2,867	2,867

NOTE 8 - RELATED PARTY TRANSACTIONS

We entered into a lease agreement for office space with Commerce Way, LLC (“CWL”). CWL is owned by DJS Investments, LLC and SELF, LP. SELF, LP is a shareholder of Friedman Financial Group, who is a principal shareholder of our company. The lease requires monthly payments, commencing August 1, 2012, of $2,500 on a month to month basis. No security deposit was required. Rent expense for the Year ended June 30, 2014 and 2013 was $30,000 and $30,000 respectively.

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

Other current assets of $7,000 reflects a temporary loan to Avangard Auto Finance, a related party. The loan was fully repaid in July 2014.

NOTE 9 - SUBSEQUENT EVENTS

On July 10, 2014, the Company agreed to issue to Friedman Financial Group, LLC, a related party, 9,250,000 shares of the Company’s Common Stock in exchange for $925. Simon Friedman, the Company’s CEO and Chairman of the Board, has voting and dispositive control over securities held by Friedman Financial Group, LLC.

On July 10, 2014, the Company agreed to issue to Jerry Kindrachuk 500,000 shares of the Company’s Common Stock in exchange for $50.

On July 10, 2014, the Company agreed to issue to Arkady “Eric” Rayz, a member of the Company’s Board of Directors, 9,000 shares of its Common Stock in exchange for services which were valued at $1.

On July 10, 2014, the Company agreed to issue to Robert Cornaglia, a member of the Company’s Board of Directors, 9,000 shares of its Common Stock in exchange for services which were valued at $1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer concluded that as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of June 30, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

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

Under the supervision of management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published in 1992 and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2014 for the reasons discussed below.

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

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2014:

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

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. generally accepted accounting principles, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report on internal control over financial reporting is not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We filed a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes (the “Certificate of Change”) with the Secretary of State of the State of Nevada to effect a one (1)-for-ten (10) reverse stock split (the “Reverse Split”) of the authorized and issued and outstanding shares of its common stock, par value $0.0001 per share (the “Common Stock”). Pursuant to the Certificate of Change, the Reverse Split became effective June 30, 2014 (the “Effective Time”). We filed a correction to this certificate of change on September 18, 2014 to clarify the reverse stock split ratio.

The Reverse Split was approved by our Board of Directors without shareholder approval, in accordance with the authority conferred by Section 78.207 of the Nevada Revised Statutes. At the Effective Time, the Company’s Articles of Incorporation were also deemed amended and the authorized number of shares of Common Stock decreased from 1,000,000,000 shares to 100,000,000 shares.

Pursuant to the Certificate of Change, holders of the Common Stock are deemed to hold one (1) post-split share of Common Stock for every ten (10) shares of our issued and outstanding Common Stock held immediately prior to the Effective Time. No fractional shares of the Common Stock will be issued in connection with the Reverse Split. Stockholders who are entitled to a fractional post-split share will receive, in lieu thereof, one (1) whole post-split share.

The Common Stock will be listed under a new CUSIP number, 05350D 205.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and ages of our directors and executive officers, as well as certain biographical information.

Name	Age	Positions and Offices Held
Simon Friedman	67	Chief Executive Officer, Secretary and Director
Arkady “Eric” Rayz	38	Director
Robert A. Cornaglia, CPA	47	Director

Our directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified, or until removed from office in accordance with our bylaws. There are no agreements with respect to the election of directors. We compensated our directors who are not employees of our Company for service on our Board of Directors and any committee thereof by granting to each of Messrs. Cornaglia and Rayz 10,000 shares of our unregistered common stock. Our Board of Directors appoints officers annually and each executive officer serves at the discretion of our Board of Directors. We have a standing audit committee comprised of Robert Cornaglia and Eric Rayz.

Simon Friedman

Mr. Friedman has served as our Chief Executive Officer since December 2013, and as our corporate secretary and a director since our inception in June 2012. From 1983 to 1992 and since 1999, Mr. Friedman has been the President of Joseph Friedman & Sons, a family run cigarette distribution business and the founder and general manager of Friedman Financial Group, LLC (“Friedman Financial”), which provides business consulting and advisory services related to the former Soviet Union. From 1992 to 1998 Mr. Friedman was the general manager of operations in Ukraine for British American Tobacco, an importer and wholesale distributor of cigarettes and other tobacco products. From 1979 to 1982, Mr. Friedman was a Manager of Estimating and Planning for Lavelle Aircraft Company in Philadelphia, Pennsylvania. In 1979, Mr. Friedman immigrated to the United States. Mr. Friedman holds degrees in civil and aeronautical engineering from the College of Construction Engineering of Arvno, Ukraine. His entrepreneurial business activities began in 1983, with the purchase of his first cigarette business. In 2006, Mr. Friedman entered into the automobile financing business.

As a co-founder, officer and director of our Company, Mr. Friedman brings our Board his considerable experience in operating a variety of businesses, which qualifies him to continue to serve as a director of our Company.

Arkady “Eric” Rayz

Mr. Rayz is a summa cum laude and Phi Beta Kappa graduate of Temple University. As an undergraduate, Mr. Rayz was a recipient of the H. Thomas and Dorothy Willits Hallowell Scholarship and Temple University President’s Scholar Award. Mr. Rayz obtained his Juris Doctorate from the James E. Beasley School of Law of Temple University, where he was a staff member and editor of the Temple International and Comparative Law Journal. Mr. Rayz served a two-year term as a Staff Attorney for Justice Sandra Schultz Newman of the Supreme Court of Pennsylvania and has co-authored an article entitled “Capital Sentencing: The Effect of Adding Aggravators to Death Penalty Statutes in Pennsylvania” that appeared in the University of Pittsburgh Law Review. Mr. Rayz has broad experience in handling matters in federal and state courts. He is admitted to practice in the Commonwealth of Pennsylvania and the State of New York, before the U.S. District Court for the Eastern District of Pennsylvania, the U.S. Court of Appeals for the Third Judicial Circuit, and the United States Supreme Court. Since 2005, Mr. Rayz has been a co-managing member of Kalikhman & Rayz, LLC, where he advises clients on transactional and litigation matters, involving corporate governance, business financing, commercial disputes, and real estate transfers. In 2012, Mr. Rayz was appointed judge pro tempore by the Philadelphia County Court of Common Pleas. In the same year, Mr. Rayz received the honor of being named a “Top Lawyer” by Main Line Today Magazine. In 2012 and 2013, Mr. Rayz was named a Pennsylvania Super Lawyer Rising Star® by the Super Lawyers Magazine and Philadelphia Magazine.

We believe that the experience of Mr. Rayz as a lawyer qualifies him to serve as a director of our Company.

Robert A. Cornaglia, CPA

Mr. Cornaglia, is a partner in the accounting firm, Raible, Cornaglia, Wenstrom & Raible, LLC located in Mt. Laurel, NJ. Mr. Cornaglia’s practice mainly consists of advising closely-held businesses on financial reporting and tax compliance. Prior to joining the Firm as a partner in 2005, Mr. Cornaglia was the Chief Financial Officer for a privately held 65-unit Philadelphia-based retail financial services company. Mr. Cornaglia earned his Bachelor of Science in Business Administration from Drexel University in 1989 and was licensed as a certified public accountant in 1995.

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

We have established an audit committee, however. The audit committee reviews our accounting, auditing, financial reporting, and internal control functions and selects our independent auditors. The audit committee is comprised of Robert Cornaglia, CPA and Eric Rayz, Esq. We have not made a determination as to whether Messrs. Cornaglia or Rayz is considered independent.

The Board does not have standing compensation or nominating committees. The Board does not believe a compensation or nominating committee is necessary based on the size of our Company, the current levels of compensation to corporate officers and the beneficial ownership by two stockholders of more than 90% of our outstanding common stock. The Board will consider establishing compensation and nominating committees at the appropriate time.

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

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have, and has not had, a compensation committee. None of our executive officers serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of our Board of Directors.

Director Compensation

Mr. Friedman performed director services without compensation during the fiscal year ended June 30, 2014.

Messrs. Rayz and Cornaglia, members of the Board of Directors, each received 1,000 unregistered shares of our common stock as compensation for their service as members of the Board of Directors. The shares were valued at $0.15 per share. In addition, Mr. Cornaglia provided certain consulting services to the Company during fiscal 2013, for which he was paid approximately $2,000. In addition, on July 10, 2014, Messrs. Rayz and Cornaglia each received 9,000 unregistered shares of our common stock as compensation for their service as members of the Board of Directors. Each 9,000 share issuance was valued at $1.00. There is no other compensation being considered at this time.

Compliance with Section 16(a) of the Exchange Act

Since none of our securities has been registered pursuant to Section 12(b) or 12(g) of the Exchange Act, our officers and directors and persons who own more than 10% of our common stock are not required to file Section 16(a) beneficial ownership reports.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for each person who served as our principal executive officer during the fiscal year ended June 30, 2014, regardless of the compensation level. Compensation information is shown for the fiscal years ended June 30, 2014 and 2013:

2014 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards	All Other Compensation ($)	Total ($)
Simon Friedman,	2014	-	-	-	-
Chief Executive Officer (1)	2013	-	-	-	-

Alan Gulko,	2014	10,916	-	-	10,916
Former Chief Executive Officer (2)	2013	1,084	-	-	1,084

(1)	Mr. Friedman was appointed Chief Executive Officer on December 11, 2013.
(2)	Mr. Gulko ceased to be Chief Executive Officer on December 11, 2013.

Employment Agreements with Executive Officers

Effective June 15, 2013, the Company entered into an employment agreement for an initial term of three years with Alan Gulko, our former Chief Executive Officer. The agreement provided for a base salary of $26,000 per year ($2,167 per month) and for an annual incentive payment based on the Company’s adjusted net profits (prior to provisions for taxes or refunds thereof, extraordinary gains and losses or executive incentive payments). In addition, Mr. Gulko was entitled to 15 paid vacation days per year, sick leave in accordance with established Company policy, group medical and life insurance, an automobile at a price not to exceed $50,000 or $500 per month, and participation in any Company-sponsored pension and profit-sharing plan. Pursuant to the terms of the employment agreement, the Company could terminate Mr. Gulko’s employment during the initial three-year term of the agreement, in which case it would be required to pay Mr. Gulko the remainder of the base salary owed for the balance of the initial term, plus an amount equal to 12 months of his base salary, with no incentive payment or any other compensation. If terminated by the Company after the initial term of the agreement, the Company would be required to pay Mr. Gulko a payment equal to six months of his base salary. Pursuant to the terms of the employment agreement, Mr. Gulko could terminate the agreement on at least 30 days’ notice, and the Company would, in that case, be required only to pay Mr. Gulko’s base salary up to the date of termination set forth in Mr. Gulko’s notice.

Mr. Gulko resigned as Chief Executive Officer on December 11, 2013. Accordingly, Mr. Gulko’s employment agreement was terminated. Mr. Friedman has served as our Chief Executive Officer since Mr. Gulko’s resignation on December 11, 2013. As of September 15, 2014, the Company has not entered into an employment agreement with Mr. Friedman.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of June 30, 2014.

Long-Term Incentive Plans

There are no arrangements or plans in which the Company would provide pension, retirement or similar benefits for directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of September 15, 2014, with respect to the beneficial ownership of our common stock and our Series A Convertible Preferred Stock by (i) any holder of more than 5% of our common stock, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group. The percentage of shares beneficially owned is based upon (a) 10,781,466 shares of common stock outstanding, (b) 905,000 shares of Series A Convertible Preferred Stock outstanding as of September 15, 2014, and (c) 2,867 outstanding warrants to purchase shares of common stock. Holders of Series A Convertible Preferred Stock are entitled to vote on all matters with the common stockholders, voting together as one class. Each share of Series A Convertible Preferred Stock is entitled to three votes.

On June 30, 2014, we filed a certificate of change to our amended and restated articles of incorporation with the Secretary of State of the State of Nevada in order to effectuate a 1-for-10 Reverse Stock Split of our issued and outstanding common stock. As a result of the Reverse Stock Split, every 10 shares of our pre-Reverse Stock Split common stock was combined and reclassified into one share of our common stock. No fractional shares of common stock were issued as a result of the Reverse Stock Split. All references to shares of our common stock in the table below, as well as elsewhere in this annual report on Form 10-K, refer to the number of shares of common stock after giving effect to the Reverse Stock Split (unless otherwise indicated).

A person is a “beneficial owner” of a security if that person has or shares voting or investment power over the security or if he or she has the right to acquire beneficial ownership within 60 days. All outstanding shares of Series A Convertible Preferred Stock are convertible within 60 days, and all outstanding warrants are exercisable within 60 days. Unless otherwise noted, these persons, to our knowledge, have sole voting and investment power over the shares listed.

Convertible Preferred Stock Series A
	Amount and Nature
	of Beneficial	Percent of Class
Name of Beneficial Owner	Ownership	(1)
Simon Friedman (2)	856,763	94.7%
Alan Gulko (3)	48,237	5.3%

All Officers and Directors as a Group (2 persons)	905,000	100%

(1)	Based on 905,000 shares of Series A Convertible Preferred Stock outstanding.

(2)	The number of shares beneficially owned by Mr. Friedman, our interim Chief Executive Officer and a Director, represents 856,763 shares of Series A Convertible Preferred Stock owned by Friedman Financial Group, LLC (“Friedman Financial”). Mr. Friedman has voting and dispositive control over securities held by Friedman Financial.

(3)	Mr. Gulko ceased to be an executive officer and director as of December 13, 2013. The number of shares beneficially owned by Mr. Gulko represents 48,237 shares of Series A Convertible Preferred Stock owned by DJS Investments, LLC (“DJS Investments”). Mr. Gulko has voting and dispositive control over securities held by DJS Investments.

Common Stock
	Amount and Nature
	of Beneficial	Percent of Class
Name of Beneficial Owner	Ownership	(1)
Simon Friedman (2)	12,330,289	92.3%
Alan Gulko (3)	634,711	5.8%
Arkady Rayz	10,000	0.1%
Robert A. Cornaglia, CPA	10,000	0.1%
All Executive Officers and Directors as a Group (3 persons)	13,256,500	98.3%

5% or more owners:
Friedman Financial Group, LLC	10,117,925	96.2%

(1)	Based on 10,781,466 shares outstanding of common stock outstanding and 2,715,000 shares of our common stock giving effect to the conversion of the 905,000 shares of Series A Convertible Preferred Stock currently outstanding.

(2)	The number of shares owned by Mr. Friedman, our interim Chief Executive Officer and a Director, includes 9,760,000 shares of common stock held of record by Friedman Financial Group, LLC and 2,570,289 shares of common stock giving effect to the conversion of the 856,763 shares of Series A Convertible Preferred Stock currently outstanding and owned by Freidman Financial Group, LLC as such shares have voting rights. Mr. Friedman has voting and dispositive control over securities held by Friedman Financial Group, LLC.

(3)	Mr. Gulko ceased to be an executive officer and director on December 13, 2013. The number of shares beneficially owned by Mr. Gulko represents 490,000 shares of common stock held of record by DJS Investments and 144,711 shares of common stock, giving effect to the conversion of the 48,237 shares of Series A Convertible Preferred Stock owned by DJS Investments. Mr. Gulko has voting and dispositive control over securities held by DJS Investments. DJS Investments’ address is 3439 Colonial Circle, Huntingdon Valley, PA 19006.

(4)	Friedman Financial’s address is 2708 Commerce Way, Philadelphia, PA 19154.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

List of Related Parties

We have specified the following persons and entities as related parties:

●	Avangard Auto Finance, Inc., a Pennsylvania corporation company (“AAF”), is owned 60% by Friedman Financial.

●	Avangard Financial Group, Inc., a Nevada corporation (“AFG”) is owned by 51% by Friedman Financial. Friedman Financial is a principal stockholder of our Company of which 3% is owned by Simon Friedman.

●	Simon Friedman owns 3% of Friedman Financial, a principal stockholder of our Company.

●	Commerce Way, LLC, a PA limited liability company, (“Commerce Way”), is owned 70% by SELF, LP. SELF, LP is a shareholder of Friedman Financial Group.

●	Friedman Financial Group, LLC, a Delaware limited liability company (“Friedman Financial”), is a principal shareholder of our company of which 3% is owned by Simon Friedman.

Related Party Transactions

We lease approximately 2,000 square feet of office space from Commerce Way , LLC at a monthly rental of $2,500 on a month-to-month basis.

Officers of our Company provide certain administrative services at no charge.

On March 26, 2013, we acquired a portfolio of consumer automobile loans from AAF and AFG for $102,250. The receivables included an aggregate principal balance of approximately $141,868 as of the date of acquisition (the “Current Loans”) and an aggregate principal balance of approximately $323,449 for non-current loans receivables (the “Non-Current Loans”). The sellers guaranteed to us that we will recover no less than 70% of the aggregate amount of the Current Loans. If we recover less than 70% of the aggregate amount of the Current Loans, the sellers agreed to pay the difference to us upon demand. In 2014, we recovered our entire investment in the loan portfolio and collected 100% of the aggregate amount paid by the Company to acquire the loan portfolio. On February 19, 2014, we transferred all remaining loans receivable to AAF.

Related party receivable of $7,000 reflects a temporary loan to Avangard Auto Finance, a related party. The loan was fully repaid in July 2014.

On July 10, 2014, the Company agreed to issue to Friedman Financial Group, LLC, a related party, 9,250,000 shares of the Company’s Common Stock in exchange for $925. Simon Friedman, the Company’s CEO and Chairman of the Board, has voting and dispositive control over securities held by Friedman Financial Group, LLC.

On July 10, 2014, the Company agreed to issue to Jerry Kindrachuk 500,000 shares of the Company’s Common Stock in exchange for $50.

On July 10, 2014, the Company agreed to issue to Arkady “Eric” Rayz, a member of the Company’s Board of Directors, 9,000 shares of its Common Stock in exchange for services which were valued at $1.

On July 10, 2014, the Company agreed to issue to Robert Cornaglia, a member of the Company’s Board of Directors, 9,000 shares of its Common Stock in exchange for services which were valued at $1.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Friedman LLP for the fiscal years ended June 30, 2014 and 2013.

	2014	2013
Audit Fees	40,000	$62,000
Audit-Related Fees	4,000
Tax Fees	1,500
All Other Fees	1,000
Total	46,500	$62,000

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

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

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

		The financial statements and report of independent registered public accounting firm are included on pages F-1 through F-12.

	2.	Financial Statement Schedules

		All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit No.	Description

3.1(a)	Articles of Incorporation, filed June 13, 2012 (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on November 11, 2012).

3.1(b)	Amended and Restated Articles of Incorporation including Series A preferred stock designation (Incorporated by reference to Exhibit 3.1(a) of the Registration Statement on Form S-1 filed on November 11, 2012).

3.1(c)*	Certificate of Change filed on June 26, 2014.

3.1(d)*	Certificate of Correction filed on September 18, 2014.

3.2	Bylaws of Avangard Capital Group Inc. (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed on November 11, 2012).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed on November 11, 2012).

4.1(a)	Specimen Preferred Stock Certificate (Incorporated by reference to Exhibit 4.1(a) of the Registration Statement on Form S-1 filed on November 11, 2012).

4.2	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-1/A (Amendment No. 1) filed on December 31, 2012).

4.3	Form of Unit Certificate (Incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-1 filed on November 11, 2012).

4.4	Series A Preferred Stock Subscription Agreement (Incorporated by reference to Exhibit 4.5 of the Registration Statement on Form S-1/A (Amendment No. 1) filed on December 31, 2012).

4.5	Unit Subscription Agreement (Incorporated by reference to Exhibit 4.6 of the Registration Statement on Form S-1/A (Amendment No. 3) filed on February 11, 2012).

10.1	Assignment Agreement between Avangard Capital Group Inc. and Avangard Auto Finance, Inc. dated June 13, 2012 (Incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1/A (Amendment No. 1) filed on December 31, 2012).

10.2	Floor Plan Agreement with Autosource Enterprises, Inc. (Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1/A (Amendment No. 1) filed on December 31, 2012).

10.3	Demand Promissory Note with Autosource Enterprises, Inc. (Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 filed on November 11, 2012).

10.4	Business Line of Credit Agreement with Autosource Enterprises, Inc. (Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 filed on November 11, 2012).

10.5	Surety Agreement with Autosource Enterprises, Inc. (Incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 filed on November 11, 2012).

10.6	Confessions of Judgment with Autosource Enterprises, Inc. (Incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed on November 11, 2012).

10.7	Lease Agreement between Avangard Capital Group, Inc. and Commerce Way, LP, dated June 15, 2012 (Incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1/A (Amendment No. 1) filed on December 31, 2012).

10.8+	Employment Agreement between Avangard Capital Group, Inc. and Alan Gulko dated June 15, 2013.

14.1	Avangard Auto Finance, Inc. Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-1 filed on November 11, 2012).

24.1*	Power of Attorney (included on signature page).

31.1*	Section 302 Certificate of Chief Executive Officer.

31.2*	Section 302 Certificate of Principal Financial and Accounting Officer.

32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this Annual Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avangard Capital Group, Inc.

Date: September 30, 2014	By:	/s/ Simon Friedman
Simon Friedman, Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Simon Friedman as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report, which amendments may make such changes in the annual report as the attorney-in-fact deems appropriate and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chief Executive Officer and Director
/s/ Simon Friedman	(principal executive officer and principal financial
Simon Friedman	and accounting officer)	September 30, 2014

/s/ Arkady “Eric” Rayz
Arkady “Eric” Rayz	Director	September 30, 2014

/s/ Robert A. Cornaglia
Robert A. Cornaglia	Director	September 30, 2014

