Form 10-Q
period 2014-09-30
Avangard Capital Group, Inc
filed 2014-11-19
CIK 1561092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Registrant’s telephone number, including area code: (215) 464-7300

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

As of November 14, 2014 there were 10,781,466 shares issued and outstanding of Registrant’s Common Stock.

2

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANGARD CAPITAL GROUP, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2014	June 30, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$385,478	$424,272
Floor plan financing receivable, net	196,963	196,259
Allowance for uncollectible account	(115,000)	(115,000)
Due from related party	-	7,000
Total current assets	467,441	512,531
Property and equipment, net	3,198	3,331
Total assets	$470,639	$515,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	-	3,176
Other liabilities	21,000	21,000
Total current liabilities	$21,000	$24,176

Stockholders’ equity:
Convertible Preferred Stock Series A, $0.0001 par value, 300,000,000 authorized, 905,000 issued and outstanding;	90	90
Common stock, $0.0001 par value, 100,000,000 authorized; Class A, 10,781,466 and 1,013,466 shares issued and outstanding, respectively	1,078	101
Additional paid in capital	1,107,805	1,107,805
Stock subscription receivable	(977)	-
Accumulated (deficit) earnings	(658,357)	(616,310)
Total stockholders’ equity	449,639	491,686
Total liabilities and stockholders’ equity	$470,639	$515,862

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,
	2014	2013
REVENUE
Fee revenue	$-	$14,491
Interest revenue	-	12,358
Total revenue	-	26,849

OPERATING EXPENSES
Selling, general and administrative	42,089	148,295
Total operating expenses	42,089	148,295

(Loss) from operations	(42,089)	(121,446)

Other income
Realized gain on marketable securities	-	4,849
Interest and dividend income	12	2,610
Total other income	12	7,459

Net loss	$(42,047)	$(113,987)

Net (loss) income per share attributable to common shareholders - basic and diluted	(0.00)	(0.12)
Weighted average number of common shares used in computation - basic and diluted	9,719,727	1,013,466

The accompanying notes are an integral part of these unaudited condensed financial statements.

F-2

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended September 30,
	2014	2013
Net (loss)	$(42,047)	$(113,987)
Other comprehensive income		-
Unrealized gain on marketable securities	-	12,079
Total comprehensive (loss)	$(42,047)	$(101,908)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(42,047)	$(113,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	133	133
Gain on sale of marketable receivables		(4,849)
Changes in operating assets and liabilities:
Floor plan financing receivable	(704)	36,020
Collections from the used car auto financing portfolio	-	25,980
Fees receivable	-	1,653
Interest receivable	-	1,738
Other assets	-	480
Due from related party	7,000	(26,460)
Accounts payable and accrued expenses	(3,176)	45,101
NET CASH USED IN OPERATING ACTIVITIES	(38,794)	(34,191)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	-	(1,136)
NET CASH USED IN INVESTING ACTIVITIES	-	(1,136)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock subscription received	-	135,996
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	135,996

Net increase in cash	(38,794)	100,669

Cash, beginning of the period	424,272	164,049
Cash, at end of the period	$385,478	$264,718

Supplemental Schedule of non-cash activities
Unrealized gain on marketable securities	-	$12,079

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2014

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

We are an independent auto sales finance company that provides floor plan financing for independent used car dealers based on the value of collateral (the car) as determined by us using the automobile industry’s nationally-recognized valuation sources. We maintain licenses to operate in New Jersey. We commenced business June 22, 2012 with the purchase of all floor plan receivables from Avangard Auto Finance, Inc. (“AAF”), an affiliate. Pursuant to an Assignment Agreement with AAF dated June 13, 2012, we acquired AAF’s floor plan financing portfolio for $151,979, the face value of the contracts plus accrued interest and fees at that time.

In January 2013 we received approval and were licensed by the States of Florida and New Jersey as a Sales Finance Company. In February 2013, we were licensed in the Commonwealth of Pennsylvania as a Sales Finance Company. These licenses permit us to expand our operations to providing financing for auto sales by dealers. We have not commenced operations in Florida or New Jersey as we are evaluating the feasibility of expanding into these markets and our existing market. In addition, we have suspended financing new loans as we explore alternative opportunities for our future growth.

On March 26, 2013 we acquired certain retail installment contract receivables from AAF and Avangard Financial Group, Inc., a related party (“AFG”) for $102,250. The receivables consisted of an aggregate principal balance of approximately $141,868 for current loans receivables and approximately $323,449 for non-current loans receivables.

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended September 30, 2014 are not necessarily indicative of the results expected for the full year or for any subsequent interim periods. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements included in our Annual Report on Form 10-K for the period ended June 30, 2014 filed with the SEC on September 30, 2014.

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

Office Equipment 5 years

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the three months ended September 30, 2014.

NOTE 2 - INCOME TAXES

The provision for income taxes consists of the following:

	September 30, 2014	September 30, 2013
Deferred Tax Asset	$267,000	$98,884
Less: Valuation Allowance	(267,000)	(98,884)
Net Deferred Tax Assets	$-	$-

As of September 30, 2014, the Company has net operating loss carry forwards of $658,357 that can be utilized to offset future taxable income for Federal and State income tax purposes through 2024, generating a maximum deferred tax benefit of $267,000 by applying Federal and State statutory tax rates. The Company applied a 100% valuation reserve against the deferred tax benefit, as the realization of the benefit is not certain.

The following tax years remain subject to examination by the respective tax jurisdictions.

Fiscal Years ending June 30,
Internal Revenue Service	2012 - 2014
Commonwealth of Pennsylvania	2012 - 2014

NOTE 3 - COMMON AND PREFERRED STOCK

On June 20, 2014 the Company’s Board of Directors authorized the completion of the Reverse Stock Split and that such Reverse Stock Split of 1 share of Common Stock for 10 shares of outstanding Common Stock. Throughout this quarterly report on Form 10-Q, each instance that refers to a number of shares of our common stock, refers to the number of shares of common stock after giving effect to the Reverse Stock Split, unless otherwise indicated.

As of September 30, 2014 we are authorized to issue 100,000,000 shares of $0.0001 par value common stock of which, after the stock split.

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

As of September 30, 2014 10,781,466 shares have been issued and are outstanding, designated Class A.

We are authorized to issue 300,000,000 shares of $0.0001 par value Convertible Preferred Stock Series A of which 905,000 shares have been issued and outstanding as of September 30, 2014 and June 30, 2014.

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants granted as of September 30, 2014 and changes during the period is as follows:

	Shares	Weighted
	Underlying	Average
	Warrants	exercise price
Outstanding and exercisable at September 30, 2013	2,867	$2.00
Additions	-	-
Outstanding and exercisable at September, 2014	2,867	$2.00

The following information applies to all warrants outstanding and exercisable at September 30, 2014

Number of Warrants
outstanding and		Remaining contractual
exercisable	Exercise Price	life (Years)
2,867	$2.00	1.13

NOTE 4 - LOSS PER SHARE

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

	September 30, 2014	September 30, 2013
Convertible preferred stock	271,500	271,500
Warrants attached to units sold	2,867	2,867

NOTE 5 - RELATED PARTY TRANSACTIONS

We entered into a lease agreement for office space with Commerce Way, LLC (“CWL”). CWL is owned by DJS Investments, LLC and SELF, LP. SELF, LP is a shareholder of Friedman Financial Group, who is a principal shareholder of our company. The lease requires monthly payments, commencing August 1, 2012, of $2,500 on a month to month basis. No security deposit was required. The Company terminated the lease with Commerce Way, LLC and the rent expense for the quarter ended September 30, 2014 and 2013 was $0 and $7,500 respectively.

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

On July 10, 2014, the Board of Directors accepted Subscription Agreements for the purchase of 9,768,000 shares of Common Stock at par value $0.0001 per share. Friedman Financial Group, LLC, a related party and the majority shareholder, subscribed for 9,250,000 shares of Common Stock. Corporate Board Members Eric Rayz and Robert Cornaglia subscribed to 9,000 shares of Common Stock each, and Jerry Kindrachuk, a financial consultant to the Company subscribed to purchase 500,000 shares of common Stock.

Officers and related parties of our company provide certain administrative expenses at no charge.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under the “Risk Factors” section of our Annual Report on Form 10-K as filed with the SEC on September 30, 2014:

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

OVERVIEW

We are an independent auto sales finance company that provides floor plan financing and auto financing for independent used car dealers. The loans made are based on the value of collateral (the car) as determined by us using the automobile industry’s nationally-recognized valuation sources. We maintain our licenses to operate in Pennsylvania, New Jersey and Florida. The Company has suspended financing new loans while Management and the Board of Directors explore alternative opportunities for our future growth.

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

3

Recent Developments

Effective June 30, 2014, we amended and restated our articles of incorporation in order to effectuate a 1-for-10 Reverse Stock Split of our issued and outstanding common stock. As a result of the Reverse Stock Split, every 10 shares of our pre-Reverse Stock Split common stock was combined and reclassified into one share of our common stock. No fractional shares of common stock were issued as a result of the Reverse Stock Split. Throughout this quarterly report on Form 10-Q, each instance which refers to a number of shares of our common stock, refers to the number of shares of common stock after giving effect to the Reverse Stock Split, unless otherwise indicated.

We define our accounting periods as follows:

●	“fiscal 2013” - July 1, 2012 through June 30, 2013

●	“fiscal 2014” - July 1, 2013 through June 30, 2014

●	“fiscal 2015” - July 1, 2014 through June 30, 2015

RESULTS OF OPERATIONS

Revenue

Since the Company has suspended originating new loans in June 2014 which resulted in $0 revenue for the three months ended September 30, 2014 compared to $26,849 for the three months ended September 30, 2013.s

Operating Expenses

Total operating expenses decreased $106,237 to $42,059 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This decrease is primarily a result of temporary suspension of new business activities.

For the three months ended September 30, 2014 our expenses were comprised primarily of $17,799 related to legal, accounting and SEC compliance costs, $12,766 in office expenses, $3,800 for auto repossession services, and $3,000 for temporary help and $3,018 for travel.

Other Income

Other income is comprised of interest, dividends and realized gains from the sale of marketable securities. Other income increased to $12 for the three months ended September 30, 2014 as compared to $7,459 for the three months ended September 30, 2013 as a result of the conversion of all of our marketable securities to cash and cash equivalents. The company realized a gain of $0 and $4,849 from the sale of marketable securities during the three months ended September 30, 2014 and September 30, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2014 our working capital amounted to $446,441, a decrease of $41,914 as compared to $488,355 as of June 30, 2014. Working Capital included primarily cash and cash equivalents of $385,478.

We financed operations through cash flows from financing activities transactions and to a lesser extent, cash generated from our operations. Net cash used in operating activities for the three months ended September 30, 2014 was $38,794. The Company recorded a liability of $21,000 due to an unresolved bank error. The issue was resolved in October, 2014.

Net cash provided by financing activities for the three months ended September 30, 2014 was $0. Net cash provided by financing activities for the quarter ended September 30, 2013 was $135,996 stemming from the sale of Convertible Preferred Stock Series A.

Cash Requirements

Our future capital requirements will depend on management’s ability to develop new lines of business.

We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

Although we experienced a reduction in revenues as a result of the default and bankruptcy of our primary floor plan customer, we have adequate resources to operate at a minimal level while we pursue recovery of our floor plan receivable balance, and explore new opportunities.

4

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of September 30, 2014 we have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, who is also our Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO who is also our Principal Financial and Accounting Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our management, including our CEO who is also our Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2014.

In addition, management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2014:

●	Material Weakness - The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements.

●	Significant Deficiencies - Inadequate segregation of duties.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is pursuing all available legal remedies to collect floor plan receivables and interest and penalties from its principal customer who is under the protection of the Federal Bankruptcy Court. We have instituted collection subject to personal guarantees issued by principal owners of the bankrupt party. We are awaiting the Bankruptcy Judge’s decision to lift the restriction on liquidating repossessed autos owned by our customer.

ITEM 1A. RISK FACTORS.

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

AVANGARD CAPITAL GROUP, INC.

Date: November 19, 2014	By:	/s/ Simon Friedman
Simon Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

7