Form 10-Q
period 2014-12-31
Avangard Capital Group, Inc
filed 2015-02-24
CIK 1561092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

Or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-184682

AVANGARD CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-5507359
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

2708 Commerce Way, Suite 300, Philadelphia PA	19154
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 464-7300

Not Applicable.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of February 17, 2015, there were 10,781,466 shares issued and outstanding of registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANGARD CAPITAL GROUP, INC.

CONDENSED BALANCE SHEETS

	December 31, 2014	June 30, 2014
	(unaudited)
ASSETS
Current assets:
Cash	$20,441	$424,272
Floor plan financing receivable, net of allowance for uncollectible accounts	-	81,259
Used car inventory	82,103
Related party receivable	-	7,000
Total current assets	102,544	512,531
Property and equipment, net	3,065	3,331
Total assets	$105,609	$515,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	9,671	24,176
Total current liabilities	$9,671	$24,176

Stockholders’ equity:
Convertible Preferred Stock Series A, $0.0001 par value, 300,000,000 authorized; 585,000 issued and outstanding at December 31, 2014 and 905,000 issued and outstanding at June 30, 2014;	58	90
Common stock, $0.0001 par value, 100,000,000 authorized; 10,781,466 shares issued and outstanding at December 31, 2014 and 1,013,466 shares at June 30, 2014	1,078	101
Additional paid in capital	787,837	1,107,805
Subscription receivable	(977)	-
Accumulated (deficit) earnings	(692,058)	(616,310)
Total stockholders’ equity	95,938	491,686
Total liabilities and stockholders’ equity	$105,609	$515,862

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
REVENUE
Fee revenue	$-	$11,067	$-	$25,558
Interest revenue	-	11,576	-	23,934
Total revenue	-	22,643	-	49,492

OPERATING EXPENSES
Selling, general and administrative	60,343	114,858	102,401	263,153
Total operating expenses	60,343	114,858	102,401	263,153

(Loss) from operations	(60,343)	(92,215)	(102,401)	(213,661)

Other income
Other income (inventory recovery)	26,355	-	26,355	-
Realized gain on marketable securities	-	53,242	-	58,091
Interest and dividend income	287	2,743	298	5,353
Total other income	26,642	55,985	26,653	63,444

Net loss	$(33,701)	$(36,230)	$(75,748)	$(150,217)

Net loss per share attributable to common shareholders - basic and diluted	$0.00	$(0.04)	$(0.01)	$(0.15)
Weighted average number of common shares used in computation - basic and diluted	10,781,466	1,013,466	10,250,596	1,013,466

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
Net loss	$(33,701)	$(36,230)	$(75,748)	$(150,217)

Other comprehensive income
Net change in unrealized gain (loss) on marketable securities	-	(36,304)	-	(24,225)

Total comprehensive loss	$(33,701)	$(72,534)	$(75,748)	$(174,442)

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(75,748)	$(150,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	266	266
Gain on sale of marketable securities		(58,091)
Other income (inventory recovery)	(26,355)	-
Changes in operating assets and liabilities:
Used car inventory	25,511	-
Used car auto financing portfolio	-	38,421
Fees receivable	-	1,785
Interest receivable	-	1,895
Related party receivable	-	(27,272)
Other assets	7,000	2,980
Accounts payable and accrued expenses	(14,505)	713
NET CASH USED IN OPERATING ACTIVITIES	(83,831)	(166,550)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	-	(34,369)
Sale of marketable securities		446,438
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	412,069

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscription received	-	135,996
Redemption of preferred stock	(320,000)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(320,000)	135,996

Net increase (decrease) in cash	(403,831)	381,515

Cash, beginning of the period	424,272	164,049
Cash, at end of the period	$20,441	$545,564

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2014

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Avangard Capital Group, Inc., a Nevada corporation, is referred to in this report as “we”, “us”, “our”, “ACG”, the “Company” or “Avangard Capital Group.”

We were incorporated on June 13, 2012 under the laws of the State of Nevada. Our executive offices are located at 2708 Commerce Way, Suite 300, Philadelphia, PA 19154.

We are an independent auto sales finance company that provides floor plan financing for independent used car dealers based on the value of collateral (the car) as determined by us using the automobile industry’s nationally-recognized valuation sources. We maintain licenses to operate in the states of New Jersey, Pennsylvania and Florida. We commenced business on June 22, 2012 with the purchase of all floor plan receivables from Avangard Auto Finance, Inc. (“AAF”), an affiliate. Pursuant to an Assignment Agreement with AAF dated June 13, 2012, we acquired AAF’s floor plan financing portfolio for $151,979, the face value of the contracts plus accrued interest and fees at that time.

In January 2013 we received approval and were licensed by the States of Florida and New Jersey as a Sales Finance Company. In February 2013, we were licensed in the Commonwealth of Pennsylvania as a Sales Finance Company. These licenses permit us to expand our operations to providing financing for auto sales by dealers. We have not commenced operations in Florida or New Jersey as we are evaluating the feasibility of expanding into these markets. In addition, we have suspended financing new loans as we explore alternative opportunities for our future growth.

On March 26, 2013 we acquired certain retail installment contract receivables from AAF and Avangard Financial Group, Inc., a related party (“AFG”) for $102,250. The receivables consisted of an aggregate principal balance of approximately $141,868 for current loans receivables and approximately $323,449 for non-current loans receivables. We recovered our initial investment and earned approximately 20% in interest on the investment.

On February 19, 2014 we transferred all remaining loans receivable to AAF as we determined that the outstanding balances were either uncollectible or difficult to collect and the Company did not believe that pursuing further collection efforts was a good use of the Company’s resources.

During the six months ended December 31, 2014 we repossessed an additional 14 vehicles. Of the 14 vehicles we repossessed, we sold nine vehicles at auction for a total of $61,700, less $2,467 selling costs and $31,811 repair costs.

At December 31, 2014 all remaining vehicles, as well as vehicles repossessed subsequent to December 31, 2014, are considered inventory. At December 31, 2014 our inventory of used vehicles consists of nine vehicles with an aggregate value of $82,103.

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended December 31, 2014 are not necessarily indicative of the results expected for the full year or for any subsequent interim periods. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements included in our Annual Report on Form 10-K for the period ended June 30, 2014 filed with the SEC on September 30, 2014.

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

Revenue Recognition

Interest income from floor plan financing receivable is recognized using the interest method. Accrual of income on finance receivables is suspended when a contract is contractually delinquent for 90 days or more. The accrual is resumed when the contract becomes contractually current and past due interest is recognized at that time.

Origination Fees are recognized for services provided during the loan origination process at the point in time the loan is funded.

The Company accounts for its investment in floor plan financing receivables using the interest method. Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 310, pools of accounts are established based on certain common risk criteria. Each pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision.

The Company accounts for its investment in retail installment contract receivables it acquired on March 26, 2013 using the cost recovery method, as the Company’s collections on this particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no income is recognized until the cost of the retail installment contract receivables portfolio has been fully recovered. This pool of accounts can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received.

Floor Plan Financing Receivable

Floor plan financing receivable consists of purchased automobiles, which were assigned to us upon acquisition. The titles to the automobiles, which serve as security for the payment of the purchased contracts, are held by us.

We intend to, and have the ability to, hold the floor plan financing receivables for the foreseeable future, or until maturities of payoff are reported at their outstanding gross contractual balances, net of allowance for losses and unearned finance revenue. Unearned finance revenue consists of unearned interest and discounts realized on contract purchases.

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

Our primary floor plan customer defaulted on its agreement in February 2014. The floor plan agreement carried personal guarantees and confessions of judgment, in addition to first liens on all vehicles subject to the floor plan agreement. In March 2014, the customer filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. We repossessed 9 of the 21 vehicles subject to the floor plan agreement from the debtor prior to its Chapter 11 filing. Additionally, there is a question of the legality of the debtor’s sale of four vehicles which were subject to financing. Since we are unable to determine the exact amount of ultimate losses, on March 31, 2014 we provided a reserve for uncollectible receivables of $115,000.

During the quarter ended December 31, 2014 we repossessed an additional four vehicles and seized one vehicle that we held for security without advancing funds. Of the 14 vehicles we repossessed, we sold nine vehicles at auction for an aggregate of $61,700. The outstanding total in Floor Plan Finance Receivables relating to the nine sold vehicles was $66,250. The loss was charged to our Allowance for Uncollectible Receivables.

At December 31, 2014 all remaining vehicles are considered inventory. At December 31, 2014 our inventory of used vehicles consists of nine vehicles with an aggregate value of $82,103.

Inventory

During the quarter ended December 31, 2014, the Bankruptcy Court released all automobiles in which the Company had a security interest. This action by the Bankruptcy Court permitted us to sell the seized vehicles and repossess some that were sold illegally by our customer. The value of Floor Plan Finance Receivables at September 30, 2014 was $81,963, net of the Allowance for Uncollectible Accounts of $115,000. The repossessed vehicles in our possession were placed in inventory at the net realizable value of the Floor Plan Finance Receivable. The value of the remaining nine vehicles in inventory at December 31, 2014 is $82,103. Five of these vehicles were sold in January 2015 for net proceeds of $53,409.

Management has determined the proceeds from the sale of the remaining vehicles cannot be reasonably predicted. Therefore, we will apply the cost recovery method to account for the sale of repossessed vehicles.

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

For the six months ended December 31, 2014, the company had no revenue. For the six months ended December 31, 2013 one significant customer accounted for 100% of both revenue and accounts receivable.

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

Office Equipment 5 years

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the six months ended December 31, 2014.

NOTE 2 - INCOME TAXES

The net deferred tax asset consists of the following:

	December 31, 2014	June 30, 2014
Deferred Tax Asset	$293,000	$250,181
Less: Valuation Allowance	(293,000)	(250,181)
Net Deferred Tax Assets	$-	$-

As of December 31, 2014, the Company has net operating loss carry forwards of $718,413 that can be utilized to offset future taxable income for Federal and State income tax purposes through 2024, generating a maximum deferred tax benefit of $293,000 by applying Federal and State statutory tax rates. The Company applied a 100% valuation reserve against the deferred tax benefit, as the realization of the benefit is not certain.

The following tax years remain subject to examination by the respective tax jurisdictions.

Fiscal Years ending June 30,
Internal Revenue Service	2012 - 2014
Commonwealth of Pennsylvania	2012 - 2014

NOTE 3 - COMMON AND PREFERRED STOCK

On June 20, 2014 the Company’s Board of Directors authorized the completion of the Reverse Stock Split, and effective as of June 30, 2014, we completed a reverse stock split of our issued and outstanding common stock on a 1-for-10 basis (the “Reverse Stock Split”). Throughout this quarterly report on Form 10-Q, each instance that refers to a number of shares of our common stock refers to the number of shares of common stock after giving effect to the Reverse Stock Split, unless otherwise indicated. No fractional shares of common stock were issued as a result of the Reverse Stock Split.

As of December 31, 2014 we are authorized to issue 100,000,000 shares of $0.0001 par value common stock of which 10,781,466 are issued and outstanding.

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

On July 10, 2014, the Company agreed to issue to Jerry Kindrachuk 500,000 shares of the Company’s Common Stock in exchange for $50.

On July 10, 2014, the Company agreed to issue to Arkady “Eric” Rayz, a member of the Company’s Board of Directors, 9,000 shares of its Common Stock in exchange for services that were valued at $1.

On July 10, 2014, the Company agreed to issue to Robert Cornaglia, a member of the Company’s Board of Directors, 9,000 shares of its Common Stock in exchange for services that were valued at $1.

We are authorized to issue 300,000,000 shares of $0.0001 par value Convertible Preferred Stock Series A. On December 29, 2014 the Company redeemed 320,000 shares of Convertible Preferred Stock Series A at $1.00 per share. As of December 31, 2014 and June 30, 2014 the Company had issued and outstanding 585,000 and 905,000 shares of Convertible Preferred Stock Series A, respectively.

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants granted as of December 31, 2014 and changes during the period is as follows:

	Shares	Weighted
	Underlying	Average
	Warrants	exercise price
Outstanding and exercisable at June 30, 2014	2,867	$0.20
Additions	-	-
Outstanding and exercisable at December 31, 2014	2,867	$0.20

The following information applies to all warrants outstanding and exercisable at December 31, 2014:

Number of Warrants
outstanding and		Remaining contractual
exercisable	Exercise Price	life (Years)
2,867	$0.20	0.88

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

	December 31, 2014	December 31, 2013
Convertible preferred stock	175,500	271,500
Warrants attached to units sold	2,867	2,867

NOTE 5 - RELATED PARTY TRANSACTIONS

We entered into a lease agreement for office space with Commerce Way, LLC (“CWL”). CWL is owned by DJS Investments, LLC and SELF, LP. SELF, LP is a shareholder of Friedman Financial Group, who is a principal shareholder of our company. The lease requires monthly payments, commencing August 1, 2012, of $2,500 on a month to month basis. No security deposit was required. The company suspended operations and terminated the lease with Commerce Way, LLC. Rent expense for the six months ended December 31, 2014 and 2013 was $0 and $15,000 respectively.

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

On July 10, 2014, the Board of Directors accepted Subscription Agreements for the purchase of 9,768,000 shares of Common Stock at par value $0.0001 per share. Friedman Financial Group, LLC, a related party and the majority shareholder, subscribed for 9,250,000 shares of Common Stock. Corporate Board Members Eric Rayz and Robert Cornaglia subscribed to 9,000 shares of Common Stock each, and Jerry Kindrachuk, the financial consultant to the Company subscribed to purchase 500,000 shares of common Stock.

Friedman Financial Group, LLC, a related party, provides service to the Company by using its license to participate in automobile auctions. Friedman Financial Group, LLC sells cars repossessed by the Company at auction and remits the proceeds to the Company.

Joseph Friedman & Sons, a related party provides administrative and consulting services for the Company. During the six months ended December 31, 2014, Joseph Friedman & Sons provided $13,616 in reimbursable services.

Effective as of December 29, 2014, the redeemed 320,000 shares of Convertible Preferred Stock Series A held by Friedman Financial Group, LLC at $1.00 per share. In addition, the Company has offered DJS Investments, LLC (“DJS”) the right to redeem 17,909 shares of Preferred Stock Series A it holds at $1.00 per share. This offer may be revoked by the Company at any time prior to acceptance by DJS.

Officers and related parties of our company provide certain administrative expenses at no charge.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under the “Risk Factors” section of our Annual Report on Form 10-K as filed with the SEC on September 30, 2014:

●	Our limited operating history and ability to achieve profitability.

●	Our ability to assure that related party transactions are fair to our company.

●	Our ability to manage growth in our business.

●	Our dependence on one floor plan financing agreement.

●	The impact of the volatility in the worldwide credit and equity markets.

●	The departure of our CEO, director and principal financial officer has increased our dependence on the services provided by Simon Friedman, Chairman of the Board of Directors and interim CEO, who can exercise disproportionate voting control over corporate decisions.

●	The super voting power of our interim CEO and director who holds shares of the Series A Convertible Preferred Stock.

●	Write-Offs for losses and defaults on our floor plan receivables.

●	The impact of changes in interest rates.

●	Increased costs as a result of becoming a reporting company.

●	Our ability to maintain an effective system of internal controls over financial reporting.

●	The effects on our stock price as a result of sales of our common stock by existing shareholders pursuant to Rule 144.

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

OVERVIEW

We are an independent auto sales finance company that provides floor plan financing and auto financing for independent used car dealers. The loans made are based on the value of collateral (the car) as determined by us using the automobile industry’s nationally-recognized valuation sources. We maintain our licenses to operate in Pennsylvania, New Jersey and Florida. Beginning in June 2014, the Company suspended financing new loans while management and the Board of Directors explore alternative opportunities for our future growth. In addition, our management and Board of Directors are reviewing additional business opportunities in related businesses.

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

3

Recent Developments

Effective June 30, 2014, we amended and restated our articles of incorporation in order to effectuate a 1-for-10 Reverse Stock Split of our issued and outstanding common stock. As a result of the Reverse Stock Split, every 10 shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. No fractional shares of common stock were issued as a result of the Reverse Stock Split. Throughout this quarterly report on Form 10-Q, each instance that refers to a number of shares of our common stock, refers to the number of shares of common stock after giving effect to the Reverse Stock Split, unless otherwise indicated.

We define our accounting periods as follows:

●	“fiscal 2013” - July 1, 2012 through June 30, 2013

●	“fiscal 2014” - July 1, 2013 through June 30, 2014

●	“fiscal 2015” - July 1, 2014 through June 30, 2015

RESULTS OF OPERATIONS

Revenue

Since the Company suspended operations in June 2014 it has $0 in revenue for the three and six months ended December 31, 2014, compared to $22,643 and $49,492 for the three and six months ended December 31, 2013, respectively.

Operating Expenses

Total operating expenses decreased $54,801 to $60,057 for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. Total operating expenses decreased $160,752 to $102,401 for the six months ended December 31, 2014. This decrease is primarily a result of temporary suspension of activities.

For the three months ended December 31, 2014 our expenses were comprised primarily of $45,436 related to legal, accounting and SEC compliance costs, $7,814 in office expenses, $3,413 for auto repossession services, and $3,261 for travel. For the six months ended December 31, 2014 our expenses were comprised primarily of $63,236 related to legal, accounting and SEC compliance costs, $16,186 in office expenses, $10,442 for auto repossession services, $4,506 for wages and benefits, and $6,279 for travel and entertainment.

Other Income

Other income is comprised of interest, dividends and realized gains from the sale of marketable securities. Other income decreased to $26,642 for the three months ended December 31, 2014 as compared to $55,985 for the three months ended December 31, 2013 as a result of the conversion of all of our marketable securities to cash and cash equivalents and repossessing inventory. The company realized a gain of $0 and $53,242 from the sale of the company’s marketable securities during the three months ended December 31, 2014 and December 31, 2013, respectively. The Company realized a gain of $26,355 and $0 from repossessing inventory during the three months ended December 31, 2014 and December 31, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2014 our working capital amounted to $92,873, a decrease of $395,482 as compared to $488,355 as of June 30, 2014.

During the six months ended December 31, 2014 we repossessed 14 vehicles. Of the 14 vehicles we sold nine vehicles at auction for a total of $61,700, less $2,467 selling costs and $31,811 repair costs.

At December 31, 2014 all remaining vehicles are considered inventory. At December 31, 2014 our inventory of used vehicles consists of five vehicles with an aggregate value of $82,103.

We financed operations through cash flows from financing activities transactions and to a lesser extent, cash generated from our operations. Net cash used in operating activities was $88,831 and $166,550 for the six months ended December 31, 2014 and 2013, respectively.

Net cash provided by investing activities was $0 and $412,069 for the six months ended December 31, 2014 and 2013, respectively.

Net cash used for financing activities for the six months ended December 31, 2014 was $320,000 for the redemption of 320,000 shares of Convertible Preferred Stock Series A. Net cash provided by financing activities for the six months ended December 31, 2013 was $135,996 stemming from the sale of Convertible Preferred Stock Series A.

4

Cash Requirements

Our future capital requirements will depend on management’s ability to develop new lines of business.

We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants that would restrict our operations.

Although we experienced a reduction in revenues as a result of the default and bankruptcy of our primary floor plan customer, we have adequate resources committed by current shareholders to operate at a minimal level while we pursue the sale of the remaining inventory of cars and explore new opportunities.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2014 we have no off-balance sheet arrangements.

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are included in Note 1 to our financial statements included elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, who is also our Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO, who is also our Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our management, including our CEO who is also our Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2014.

In addition, management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014:

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

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weakness and significant deficiencies in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is pursuing all legal remedies to collect floor plan receivables and interest and penalties from our principal customer who is under the protection of the Federal Bankruptcy Court. We have instituted collection subject to personal guarantees issued by principal owners of the bankrupt party. The Bankruptcy Judge has lifted the restriction on liquidating repossessed autos and we have taken possession of such autos as discussed in this Quarterly Report.

ITEM 1A. RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer.*

31.2	Section 302 Certification of Principal Financial and Accounting Officer.*

32.1	Section 906 Certification of Chief Executive Officer and Principal Financial and Accounting Officer.*

101.INS	XBRL INSTANCE DOCUMENT **

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	Filed herewith.

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANGARD CAPITAL GROUP, INC.

Date: February 23, 2015	By:	/s/ Simon Friedman
Simon Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

7