Form 10-Q
period 2015-03-31
Avangard Capital Group, Inc
filed 2015-05-20
CIK 1561092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 18, 2015 there were 10,781,466 shares issued and outstanding of Registrant’s Common Stock.

2

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANGARD CAPITAL GROUP, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash	$20,576	$424,272
Floor plan financing receivable, net of allowance for uncollectable accounts	-	81,259
Used car inventory	6,825
Related party receivable	-	7,000
Total current assets	27,401	512,531
Property and equipment, net	2,932	3,331
Total assets	$30,333	$515,862

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	11,745	24,176
Due to related party	33,138	-
Total current liabilities	$44,883	$24,176

Stockholders’ equity (deficit)
Convertible Preferred Stock Series A, $0.0001 par value, 300,000,000 authorized, 585,000 issued and outstanding at March 31, 2015 and 905,000 issued and outstanding at June 30, 2014	58	90
Common stock, $0.0001 par value, 100,000,000 authorized; Class A, 10,781,466 shares issued and outstanding at March 31, 2015 and 1,013,466 shares at June 30, 2014	1,078	101
Additional paid in capital	787,837	1,107,805
Accumulated deficit	(803,523)	(616,310)
Total stockholders’ (deficit) equity	(14,550)	491,686
Total liabilities and stockholders’ equity	$30,333	$515,862

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
REVENUE
Fee revenue	$-	$151	$-	$25,709
Interest revenue	-	3,302	-	27,236
Total revenue	-	3,453	-	52,945

OPERATING EXPENSES
Selling, general and administrative	78,114	126,720	180,515	389,873
Bad debt expense	33,378	141,591	33,378	141,591
Total operating expenses	111,492	268,311	213,893	531,464

(Loss) from operations	(111,492)	(264,858)	(213,893)	(478,519)

Other income
Realized gain on marketable securities	-	-	-	$58,091
Other income (inventory recovery)	-	-	26,355
Interest and dividend income	26	1,289	325	6,642
Total other income	26	1,289	26,680	64,733

Net loss	$(111,466)	$(263,569)	$(187,213)	$(413,786)

Net loss per share attributable to common shareholders - basic and diluted	$(0.01)	$(0.26)	$(0.02)	$(0.41)
Weighted average number of common shares used in computation - basic and diluted	10,781,466	1,013,466	10,424,970	1,013,466

The accompanying notes are an integral part of these condensed financial statements.

F-2

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
Net loss	$(111,466)	$(263,569)	$(187,213)	$(413,786)

Other comprehensive income
Net change in unrealized gain on marketable securities	$-	$-	$-	$(24,225)

Total comprehensive loss	$(111,466)	$(263,569)	$(187,213)	$(438,011)

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(187,213)	$(413,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	399	399
Gain on sale of marketable securities	-	(58,091)
Other Income (Inventory Recovery)	(26,355)	-
Changes in operating assets and liabilities:
Provision for doubtful accounts	-	141,591
Used car inventory	100,789	(3,621)
Used car auto financing portfolio	-	48,868
Fees receivable	-	11,218
Interest receivable	-	9,807
Related party receivable	7,000	(2,325)
Other assets	-	2,980
Due to related party	33,138	-
Accounts payable and accrued expenses	(12,431)	(2,891)
NET CASH USED IN OPERATING ACTIVITIES	(84,673)	(265,851)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	-	(34,369)
Sale of marketable securities	-	446,438
NET CASH PROVIDED BY INVESTING ACTIVITES	-	412,069

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscription received	977	135,996
Redemption of preferred stock	(320,000)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(319,023)	135,996

Net (decrease) increase in cash	(403,696)	282,214

Cash, beginning of the period	424,272	164,049
Cash, at end of the period	$20,576	$446,263

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2015

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

We were an independent auto sales finance company that provides floor plan financing for independent used car dealers based on the value of collateral (the car) as determined by us using the automobile industry’s nationally-recognized valuation sources. We maintain licenses to operate in the states of [New Jersey, Pennsylvania and Florida]. We commenced business June 22, 2012 with the purchase of all floor plan receivables from Avangard Auto Finance, Inc. (“AAF”), an affiliate. Pursuant to an Assignment Agreement with AAF dated June 13, 2012, we acquired AAF’s floor plan financing portfolio for $151,979, the face value of the contracts plus accrued interest and fees at that time.

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

During the nine months ended March 31, 2015 we repossessed 18 vehicles. Of the 18 vehicles we repossessed we sold 14 vehicles at auction for a total of $116,600, less $3,958 selling costs and $31,811 repair costs.

At March 31, 2015 our inventory consisted of one vehicle with a value of $6,825.

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended March 31, 2015 are not necessarily indicative of the results expected for the full year or for any subsequent interim periods. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements included in our Annual Report on Form 10-K for the period ended June 30, 2014 filed with the SEC on September 30, 2014.

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

As of March 31, 2015 there are no floor plan financing receivables.

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

Our primary floor plan customer defaulted on their agreement in February 2014. The floor plan agreement carried personal guarantees and confessions of judgment, in addition to first lien on all vehicles subject to the floor plan agreement. In March 2014, the customer filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. We repossessed 18 of the 21 vehicles subject to the floor plan agreement from the debtor prior to its Chapter 11 filing. Additionally, there is a question of the legality of the debtor’s sale of four (4) vehicles which were subject to financing. Since we are unable to determine the exact amount of ultimate losses, on March 31, 2014 we provided a reserve for uncollectible receivables of $115,000.

Inventory

During the quarter ended March 31, 2015 we repossessed an additional 4 vehicles. Of the 18 vehicles we repossessed during the nine months ended March 31, 2015 we sold 14 vehicles at auction for a total recovery of $116,600, less $3,958 selling costs and $31,811 repair costs. The value of the floor plan receivables related to the vehicles sold was $123,550.

At March 31, 2015 of the remaining 4 vehicles, 1 was sold in April 2015 for $6,825, and the remaining 3 vehicles are considered unsellable. Two vehicles were damaged to the extent that repairs were more costly than the value of the cars; one vehicle is being withheld from sale pending a court determination as to whether the vehicle was properly repossessed from a consumer. The carrying value of the 3 vehicles that are considered unsellable in inventory was $33,378. Since any recovery is doubtful the inventory value of the unsellable vehicles was charged to bad debts.

Management has determined the proceeds from the sale of the remaining vehicles, if any, cannot be reasonable predicted.

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

For the nine months ended March 31, 2015, the company had no revenue. For the nine months ended March 31, 2014 one significant customer accounted for 100% for both revenue and accounts receivable.

The Company maintains its cash balances in Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. At times, cash balances may exceed the maximum insurance offered by FDIC.

Property and Equipment

Fixed assets are recorded at their historical cost upon acquisition or cost of construction. The assets are depreciated using the straight-line method over their statutory lives. The fixed asset categories and their estimated lives are as follows:

Office Equipment 5 years

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the nine months ended March 31, 2015

NOTE 2 - INCOME TAXES

The net deferred tax asset consists of the following:

	March 31, 2015	June 30, 2014
Deferred Tax Asset	$326,177	$250,181
Less: Valuation Allowance	(326,177)	(250,181)
Net Deferred Tax Assets	$-	$-

As of March 31, 2014, the Company has net operating loss carry forwards of $829,879 that can be utilized to offset future taxable income for Federal and State income tax purposes through 2024, generating a maximum deferred tax benefit of $326,177 by applying Federal and State statutory tax rates. The Company applied a 100% valuation reserve against the deferred tax benefit, as the realization of the benefit is not certain.

The following tax years remain subject to examination by the respective tax jurisdictions.

Fiscal Years ending June 30,
Internal Revenue Service	2012 - 2014
Commonwealth of Pennsylvania	2012 - 2014

NOTE 3 - COMMON AND PREFERRED STOCK

On June 20, 2014 the Board of Directors authorized the completion of the Reverse Stock Split, and effective as of June 30, 2014, we completed a reverse stock split of our issued and outstanding common stock on a 1 for 10 basis (the “Reverse Stock Split”) . Throughout this quarterly report on Form 10-Q, each instance that refers to a number of shares of our common stock refers to the number of shares of common stock after giving effect to the Reverse Stock Split, unless otherwise indicated. No fractional shares of common stock were issued as a result of the Reverse Stock Split.

As of March 31, 2015 we are authorized to issue 100,000,000 shares of $0.0001 par value common stock of which 10,781,466 are issued and outstanding.

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

We are authorized to issue 300,000,000 shares of $0.0001 par value Convertible Preferred Stock Series A. On December 29, 2014 the Board of Directors approved the redemption of 320,000 shares of Convertible Preferred Stock Series A at $1.00 per share. As of March 31, 2015 and June 30, 2014 the Company had issued and outstanding 585,000 and 905,000 shares of Convertible Preferred Stock Series A respectively.

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants granted as of March 31, 2015 and changes during the period is as follows:

	Shares	Weighted
	Underlying	Average
	Warrants	exercise price
Outstanding and exercisable at June 30, 2014	2,867	$0.20
Additions	-	-
Outstanding and exercisable at March 31, 2015	2,867	$0.20

The following information applies to all warrants outstanding and exercisable at March 31, 2015:

Number of Warrants
outstanding and		Remaining contractual
exercisable	Exercise Price	life (Years)
2,867	$0.20	0.63

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

	March 31, 2015	March 31, 2014
Convertible preferred stock	175,500	271,500
Warrants attached to units sold	2,867	2,867

NOTE 5 - RELATED PARTY TRANSACTIONS

We entered into a lease agreement for office space with Commerce Way, LLC (“CWL”). CWL is owned by DJS Investments, LLC and SELF, LP. SELF, LP is a shareholder of Friedman Financial Group, who is a principal shareholder of our company. The lease requires monthly payments, commencing August 1, 2012, of $2,500 on a month to month basis. No security deposit was required. The company suspended operations and terminated the lease with Commerce Way, LLC. Effective January 2015 the company resumed paying $2,500 per month rent on a month to month basis. Rent expense for the nine months ended March 31, 2015 and 2014 was $7,500 and $22,500 respectively.

On March 26, 2013 we entered into a Retail Installment Contract Receivable Purchase Agreement (the “Purchase Agreement”) with Avangard Auto Finance, Inc. and Avangard Financial Group, Inc. (the “Sellers”), both of whom are our affiliates. Under the terms of the Purchase Agreement, we agreed to pay the Sellers $102,250 (the “Purchase Price”) to purchase certain of their retail installment contract receivables as of the date of the agreement. These amounts included an aggregate principal balance of approximately $141,868 for current loans receivables (the “Current Loans”) and an aggregate principal balance of approximately $323,449 for non-current loans receivables (the “Non-Current Loans”). The Sellers guaranteed to us that we will recover no less than 70% of the aggregate amount of the Current Loans. If we recover less than 70% of the aggregate amount of the Current Loans, the Sellers shall pay the difference to us upon demand. On February 19, 2014 we transferred all remaining loans receivable to AAF as we determined that the outstanding balances were either uncollectible or difficult to collect and the Company did not believe that pursuing further collection efforts was a good use of the Company’s resources.

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

Friedman’s Financial Group, a related party, provides service to the Company by using their license to participate in automobile auctions. Friedman’s Financial Group sells cars repossessed by the Company at auction and remits the proceeds to the Company. Friedman’s financial Group also provided services related to market development and new markets. During the quarter ended March 31, 2015 Friedman’s Financial Group were reimbursed $18,838 for expenditures on the Company’s behalf.

Joseph Friedman & Sons, a related party provides administrative and consulting services for the Company. During the nine months ended March 31, 2015 Joseph Friedman & Sons provided $17,779 in reimbursable services.

Effective as of December 29, 2014, the Company redeemed 320,000 shares of Convertible Preferred Stock Series A held by Friedman Financial Group, LLC at $1.00 per share. In addition, the Company has offered DJS Investments, LLC (“DJS”) the right to redeem 17,909 shares of Preferred Stock Series A it holds at $1.00 per share. This offer may be revoked by the Company at any time prior to acceptance by DJS.

The Company has entered into a financing agreement with Simon Friedman, the Company’s Chief Executive Officer and Director, to provide a line of credit sufficient to finance corporate expenses while the Company pursues new business opportunities. The line of credit has a current limit of $30,000, payable on demand at no interest. As of March 31, 2015 the amount due under this financing agreement is $33,138.

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

OVERVIEW

We were an independent auto sales finance company that provides floor plan financing and auto financing for independent used car dealers. The loans made are based on the value of collateral (the car) as determined by us using the automobile industry’s nationally-recognized valuation sources. We maintain our licenses to operate in Pennsylvania, New Jersey and Florida. The Company has suspended financing new loans while Management and the Board of Directors explore strategic alternatives including, but not limited to, possible sale of a controlling interest in the company to allow for our future growth.

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

RESULTS OF OPERATIONS

Revenue

Since the Company suspended operations in June 2014 it has $0 revenue for the three and nine months ended March 31, 2015 compared to $3,453 and $52,945 for the three and nine months ended March 31, 2014 respectively.

Operating Expenses

Total selling, general and administrative expenses decreased $48,606 to $78,114 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Total operating expenses decreased $317,571 to $213,893 for the nine months ended March 31, 2015. This decrease is primarily a result of a reduction in selling, general and administrative expenses associated with our suspension of financing new loans.

For the three months ended March 31, 2015 our expenses were comprised primarily of 49,447 related to legal, accounting and SEC compliance costs, $3,684 in office expenses, $11,280 for occupancy expenses, $5,328 for auto repossession services, $8,376 for travel. For the nine months ended March 31, 2015 our expenses were comprised primarily of $112,683 related to legal, accounting and SEC compliance costs, $15,757, for office expenses, $11,280 for occupancy expenses, $21,633 for auto repossession services, $4,506 for wages and benefits, and $14,657 for travel and entertainment.

Other Income

Other income is comprised of interest, dividends and realized gains from the sale of marketable securities. Total other income decreased to $26 for the three months ended March 31, 2015 as compared to $1,289 for the three months ended March 31, 2014 as a result of the decreased cash resources due to suspension of activities. For the nine months ended March 31, 2015 other income decreased to $26,680 from $64,733 for the nine months ended March 31, 2014 mostly due to a reduction in income from investments.

Net Loss

Our net loss decreased $152,103 to $111,466 for the three months ended March 31, 2015 compared to the same period in 2014. In addition, our net loss decreased $226,573 to $187,213 for the nine months ended March 31, 2015 compared to the same period in 2014. These decreases are a result of a reduction in our operating expenses and revenue as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2015 our working capital deficit amounted to $17,482, a decrease of $505,837 as compared to $488,355 as of June 30, 2014. The Company has entered into a financing agreement with Simon Friedman, our Chief Executive Officer and Director, to provide a line of credit sufficient to finance corporate expenses while the Company pursues new business opportunities. The line of credit has a current limit of $30,000, payable on demand at no interest.

During the nine months ended March 31, 2015 we repossessed 18 vehicles. Of the 18 vehicles we sold 14 vehicles at auction for a total of $116,600, less $3,959 in selling costs and $31,811 repair costs.

At March 31, 2015 one vehicle is held for sale in inventory and the three remaining vehicles are considered unsellable.

We financed operations through cash flows from financing activities transactions and to a lesser extent, cash generated from our operations. Net cash used in operating activities was $84,673 and $265,851 for the nine months ended March 31, 2015 and 2014 respectively,

Net cash provided by investing activities was $0 and $412,069 for the nine months ended March 31, 2015 and 2014 respectively.

Net cash used in financing activities for the nine months ended March 31, 2015 was $319,023; $320,000 paid for the redemption of 320,000 shares of Convertible Preferred Stock Series A, and the receipt of $977 stock subscription receivable. Net cash provided by financing activities for the nine months ended March 31, 2014 was $135,996 stemming from the sale of Convertible Preferred Stock Series A.

4

Cash Requirements

Our future capital requirements will depend on management’s ability to develop new lines of business.

We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants that would restrict our operations.

Although we experienced a reduction in revenues as a result of the default and bankruptcy of our primary floor plan customer, we have adequate resources committed by current shareholders to operate at a minimal level as we have suspended financing new loans while we explore strategic alternatives.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of March 31, 2015 we have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, who is also our Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO who is also our Principal Financial and Accounting Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our management, including our CEO who is also our Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2015.

In addition, management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of March 31, 2015:

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Section 302 Certificate of Chief Executive Officer.*

31.2	Section 302 Certificate of Principal Financial and Accounting Officer.*

32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.*

101.INS	XBRL INSTANCE DOCUMENT *

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

* Filed herewith.

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANGARD CAPITAL GROUP, INC.

Date: May 20, 2015	By:	/s/ Simon Friedman
Simon Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

7