Form 10-K
period 2015-06-30
Avangard Capital Group, Inc
filed 2015-10-13
CIK 1561092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 on December 31, 2014.

The number of shares of the registrant’s common stock issued and outstanding was 10,781,466 shares as of September 30, 2015.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, i.e. statements related to future, not past, events. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A - “Risk Factors” of this report.

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

We are an independent auto sales finance company that provides floor plan financing and auto financing for independent used car dealers. The loans made are based on the value of collateral (the car) as determined by us using the automobile industry’s nationally recognized valuation sources. We are licensed to operate in Pennsylvania, New Jersey and Florida. We have suspended financing new loans while management and the Board of Directors explore new opportunities and strategic alternatives including, but not limited to, possible sale of a controlling interest in the company to allow for our future growth.

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

We are licensed as a sales finance company by the States of Florida, New Jersey and Pennsylvania. These licenses permit us to provide financing for auto sales by dealers.

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

Auto Dealer Floor Plan Financing

Historically, we have targeted the auto dealer financing market, which is comprised primarily of small, independent automotive dealers who purchase used cars at wholesale auctions. Floor plan financing supports independent used vehicle dealers who purchase vehicles from auctions and other non-auction methods and facilitate the growth of vehicle sales at auctions. A line of credit provided under these agreements enables the dealer to be more competitive in the acquisition of automobiles by providing immediate cash while reducing the amount of paperwork that could hinder their acquisition of automobiles they plan to resell. Larger, more established financial institutions and lenders require dealers to enter into borrowing agreements that often exceed their needs.

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

Our primary floor plan customer defaulted on its agreement in February 2014. The floor plan agreement carried personal guarantees and confessions of judgment, in addition to first lien on all vehicles subject to the floor plan agreement. In March 2014, the customer filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. We repossessed 18 of the 21 vehicles subject to the floor plan agreement from the debtor prior to its Chapter 11 filing. Since we are unable to determine the exact amount of ultimate losses, on March 31, 2014 we recorded a reserve for uncollectible receivables of $115,000. As of June 30, 2015, we recovered $123,425 of floor plan receivables through the sale of repossessed autos.

Automotive Consumer Loans

Historically, we intended to expand our business by purchasing retail automotive installment sale and lease contracts and consumer installment loans secured by automobiles or other motor vehicles, through dealerships in our target markets. These products were expected to include financing for the purchase of new and used vehicles, as well as refinancing of existing motor vehicle loans. The dealer who originated a loan would be able to customize its product features, such as interest rate, loan amount, and loan terms, enabling it to lend to customers with a wide range of credit profiles. We planned to service, administer and make collections on our consumer loan receivables that we purchased from dealers, or to delegate some or all loan servicing duties to sub-contractors who are in the business of performing such duties.

On March 26, 2013, we acquired certain retail installment contract receivables from AAF and AFG for $102,250. The receivables consisted of an aggregate principal balance of approximately $141,868 for current loans receivables and approximately $323,449 for non-current loans receivables. The sellers guaranteed to us that we would recover no less than 70% of the aggregate amount of the current loans. We recovered our investment of $102,250, plus $27,267 of interest and fees from the acquisition, as of February 19, 2014, when we returned all uncollectable notes receivable to AAF.

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

Some of the other more significant regulations that we are subject to include:

Privacy - The Gramm-Leach-Bliley Act imposes additional obligations on us to safeguard the information we maintain on our customers and permits customers to “opt-out” of information sharing with third parties. Regulations have been enacted by several agencies that establish obligations to safeguard information. In addition, several states have enacted even more stringent privacy legislation. If a variety of inconsistent state privacy rules or requirements are enacted, our compliance costs could increase substantially. In addition, we are required to manage, use, and store personally identifiable information, principally customers’ confidential personal and financial data, in the course of our business. We depend on our IT networks and systems, and those of third parties, to process, store, and transmit that information. In the past, consumer finance companies have been targeted for sophisticated cyber attacks. A security breach involving our files and infrastructure could lead to unauthorized disclosure of confidential information. We take numerous measures to ensure the security of our hardware and software systems as well as customer information.

Fair Credit Reporting Act - The Fair Credit Reporting Act provides a national legal standard for lenders to share information with affiliates and certain third parties and to provide firm offers of credit to consumers. In late 2003, the Fair and Accurate Credit Transactions Act was enacted, making this preemption of conflicting state and local laws permanent. The Fair Credit Reporting Act was also amended to place further restrictions on the use of information sharing between affiliates, to provide new disclosures to consumers when risk-based pricing is used in the credit decision, and to help protect consumers from identity theft. All of these new provisions impose additional regulatory and compliance costs on us.

We presently believe that we are in substantial compliance with all governmental regulations applicable to our current business. We employ a number of external resources to assist us in complying with our regulatory obligations. These external resources include outside lawyers, law firms and consultants.

Competition

At the national level, competition for short-term dealer floor plan financing of vehicles to independent vehicle dealers in North America includes specialty lenders, banks and financial institutions such as Western Funding, Inc. At the local level, competition comes from banks and credit unions that may offer floor plan financing to local auction customers such as Manheim Auto Auction and American Credit Acceptance. Such entities typically service only one or a small number of auctions.

Some of our industry competitors who operate wholesale car auctions on a national scale may endeavor to capture a larger portion of the floor plan financing market. In all of our markets, we face direct competition from bank and non-bank lenders who provide non-prime financing for automobile dealers. Certain of these lenders are larger than we are and have greater financial resources than we do. We believe we can compete effectively with our competitors on the basis of favorable collateral valuations that enable dealers to purchaser a wider variety of inventory, higher quality of service, convenience of payment, scope of services offered and historical and consistent commitment to the sector. There is no assurance, however, that our ability to market products and services successfully will not be impacted by competition that now exists or may later develop.

Employees

We currently have one employees.

Research and Development

We do not currently have a budget specifically allocated for research and development purposes.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are 2708 Commerce Way, Philadelphia, PA 19154, where we rent approximately 2,000 square feet of office space from Commerce Way, LP, a related party. During the year ended June 30, 2015, we paid a flat annual fee of $10,000. We believe our current space is adequate for our operations at this time. We do not have a lease for fiscal year ending June 30, 2016. We currently occupy approximately 500 square feet primarily for records storage, computer systems and office space. The premises are owned by a related party and temporarily rented at no cost to the company. Future rent payments will be determined when the company requires additional space.

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

(b) Stockholders

As of September 30, 2015, there were 28 stockholders of record of our common stock and 1 record holders of our Series A Convertible Preferred Stock. None of our shares are held in street name.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an independent auto sales finance company that provides floor plan financing and auto financing for independent used car dealers. The loans made are based on the value of collateral (the car) as determined by us using the automobile industry’s nationally-recognized valuation sources. We are currently licensed to operate in Pennsylvania, New Jersey and Florida. The Company has suspended financing new loans while Management and the Board of Directors explore new opportunities and strategic alternatives including, but not limited to, possible sale of a controlling interest in the company to allow for our future growth.

On March 26, 2013, we acquired certain retail installment contract receivables from our affiliates, AAF and AFG, for $102,250. The receivables consisted of an aggregate principal balance of approximately $141,868 for current loan receivables and approximately $323,449 for non-current loan receivables. The sellers guaranteed to us that we will recover no less than 70% of the aggregate amount of the current loans. If we recover less than 70% of that amount, the sellers agreed to pay the difference to us upon demand. In 2014, we recovered our entire investment in the loan portfolio and collected 100% of the aggregate amount paid by the Company to acquire the loan portfolio. On February 19, 2014, we transferred all remaining loans receivable to AAF, as we determined that the outstanding balances were either uncollectible or difficult to collect and the Company did not believe that pursuing further collection efforts was a good use of the Company’s resources. At that time, we had recovered our investment of $102,250, and earned an additional $27,627 in interest and fees.

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

The net result for the fiscal year ended June 30, 2015 was a loss of $214,406, compared to a loss of $488,299 for the prior fiscal year.

We define our accounting periods as follows:

●	“fiscal 2013” - July 1, 2012 through June 30, 2013

●	“fiscal 2014” - July 1, 2013 through June 30, 2014

●	“fiscal 2015” - July 1, 2014 through June 30, 2015

RESULTS OF OPERATIONS

Revenue

Total revenue decreased to $0 from $52,282 for the fiscal year ended June 30, 2015 as a result of a decrease in fee revenue derived from financing receivables as our sole customer ceased operations when it filed for bankruptcy protection.

Operating Expenses

Total operating expenses decreased $357,521 to $248,414 for the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014. This decrease is primarily a result of a reduction in selling, general and administrative expenses associated with our suspension of financing new loans.

For the fiscal year ended June 30, 2015, our operating expenses were comprised primarily of $119,703 related to legal, accounting and SEC compliance costs, $40,203 in write down expenses relating to repossessed inventory, $30,077 of repossession and related repairs costs, $14,941 for rent and other occupancy costs, consulting expenses of $9,344, wages and related expenses of $4,507, travel expense of $15,661, and other office expenses of $13,710.

Other Income

Other income is comprised of sale of repossessed inventory, interest, dividends and realized gains from the sale of marketable securities. Other income decreased to $34,008 for the fiscal year ended June 30, 2015 as compared to $64,744 for the fiscal year ended June 30, 2014. The Company liquidated all marketable securities during fiscal year ended June 30, 2014. The Company realized a gain of $0 and $58,091from the sale of the Company’s marketable securities during the fiscal years ended June 30, 2015 and June 30, 2014, respectively. The Company realized $33,680 from the sale of repossessed automobiles during the year ended June 30, 2015. Sale of repossessed automobiles during the year ended 2014 was charged to the allowance for bad debts. During the year ended June 30, 2015 total sales proceeds of repossessed vehicles was $123,425. The amount of principal outstanding related to the repossessed vehicles was $130,800. There were no sales of repossessed automobiles in the year ended June 30, 2014.

Net Loss

Our net loss decreased $273,893 to $214,406 for the fiscal year ended June 30, 2015 compared to $488,299 in the same period in 2014 as a result of a reduction in our operating expenses and revenue as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its cash requirements. As of June 30, 2015, our working capital amounted to $(44,543), a decrease of $536,409, as compared to $491,686 as of June 30, 2014. Current assets included primarily cash of $784 and a related party receivable of $5,024.

We financed operations through cash flows from cash generated from the sale of repossessed automobiles and a Line of Credit from our majority shareholder. Net cash used in operating activities for the fiscal year ended June 30, 2015 was $129,465, which primarily reflected a net loss, partially offset by a reduction of floor plan financing receivables. $114,939 was generated through the sale of repossessed cars during the fiscal year ended June 30, 2015 compared to $0 for the fiscal year ended June 30, 2014. Accounts payable and accrued expenses increased by $22,174 for the fiscal year ended June 30, 2015 compared to an increase of $182 for the fiscal year ended June 30, 2014. Operating cash flow increased by a decrease in related party receivables of $1,976.

Net cash provided by investing activities for the fiscal year ended June 30, 2015 was $0 compared to $412,069 for the fiscal year ended June 30, 2014 primarily as a result of an absence of net proceeds of the sale of marketable securities which occurred in the prior period.

Net cash used in financing activities for the fiscal year ended June 30, 2015 was $ 294,023, of which $320,000 was used to redeem 320,000 shares of preferred stock, proceeds from a loan of $25,000 from a related party, and $977 was received from a subscription for additional 9,768,000 shares of common stock. Net cash provided by financing activities for the fiscal year ended June 30, 2014 was $135,996, primarily from subscriptions received in connection with the sale of common stock.

Cash Requirements

Our future capital requirements will depend on numerous factors related to management’s ability to develop new lines of business.

We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which may restrict our operations.

Since our revenues were negatively impacted as a result of the default and bankruptcy of our primary floor plan customer and our repurchase of our preferred stock, we do not have adequate resources to operate however, we continue to explore new opportunities and strategic alternatives.

Going Concern Consideration

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the year ended June 30, 2015 the Company recognized sales revenue of $-0- and incurred a net loss of $214,406. As of June 30, 2015 the Company had an accumulated deficit of $830,716. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing from third parties. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of June 30, 2015, we have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-11 of this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Avangard Capital Group, Inc.

We have audited the accompanying balance sheets of Avangard Capital Group, Inc. as of June 30, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years ended June 30, 2015 and 2014. Avangard Capital Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avangard Capital Group, Inc. as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years ended June 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompany financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Friedman LLP

Marlton, New Jersey
October 12, 2015

AVANGARD CAPITAL GROUP, INC.

BALANCE SHEETS

	June 30, 2015	June 30, 2014
ASSETS
Current assets:
Cash	$784	$424,272
Floor plan financing receivable	-	196,259
Allowance for uncollectable account	-	(115,000)
Due from related parties	5,024	7,000
Total current assets	5,808	512,531

Property and equipment, net	2,799	3,331

Total assets	$8,607	$515,862

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$25,350	$3,176
Other liabilities	-	21,000
Due to related party	25,000	-
Total current liabilities	$50,350	$24,176

Stockholders’ equity
Convertible Preferred Stock Series A, $0.0001 par value, 300,000,000 authorized, 585,000 and 905,000 issued and outstanding at June 30, 2015 and 2014 respectively;	58	90
Common stock, $0.0001 par value, 100,000,000 authorized; Class A, 10,781,466 and 1,013,466 shares issued and outstanding at June 30, 2015 and 2014 respectively;	1,078	101
Additional paid in capital	787,837	1,107,805
Accumulated (deficit) earnings	(830,716)	(616,310)
Total stockholders’ equity (deficit)	(41,743)	491,686
Total liabilities and stockholders’ equity (deficit)	$8,607	$515,862

The accompanying notes are an integral part of these financial statements.

AVANGARD CAPITAL GROUP, INC.

STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended June 30,
	2015	2014
REVENUE
	$-	$-
Fee revenue	-	25,709
Interest revenue	-	27,183
Total revenue	-	52,892

OPERATING EXPENSES
Selling, general and administrative	248,414	605,935
Total operating expenses	248,414	605,935

Loss from operations	(248,414)	(553,043)

Other income
Realized gain on marketable securities	-	58,091
Inventory recovery	33,680
Interest and dividend income	328	6,653
Total other income	34,008	64,744

Net loss	$(214,406)	$(488,299)

Net loss per share attributable to common shareholders - basic and diluted	$(0.02)	$(0.48)
Weighted average number of common shares used in computation - basic and diluted	10,513,850	1,013,466

The accompanying notes are an integral part of these financial statements.

AVANGARD CAPITAL GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Stock	Accumulated Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Subscriptions	(Deficit)	Equity
Balance, June 30, 2013	905,000	$90	1,013,466	$101	$1,107,805	$24,225	$(135,996)	$(128,011)	$868,215

Common stock subscription received							135,996		135,996
Net loss								(488,299)	(488,299)
Unrealized gain on marketable securities						(24,225)		-	(24,225)
Balance June 30, 2014	905,000	$90	1,013,466	$101	$1,107,805	-	-	$(616,310)	$491,686

Issue of common stock			9,768,000	$977	-	-	-	-	977
Redemption of preferred stock	(320,000)	(32)			(319,968)				(320,000)
Net loss								(214,406)	(214,406)
Balance June 30, 2015	585,000	$58	10,781,466	$1,078	$787,837	-	-	$(830,716)	$(41,743)

The accompanying notes are an integral part of these financial statements.

AVANGARD CAPITAL GROUP, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(214,406)	$(488,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	532	532
Gain on sale of marketable securities	-	(58,091)
Other income (inventory recovery)	(33,680)
Provision for doubtful accounts	-	115,000
Changes in operating assets and liabilities:
Floor plan financing receivable	-	55,961
Used car inventory	114,939
Used car auto financing portfolio	-	48,868
Fees receivable	-	11,218
Interest receivable	-	9,807
Due from related parties	1,976	(4,020)
Accounts payable and accrued expenses	22,174	182
Other liabilities	(21,000)	21,000
NET CASH USED IN OPERATING ACTIVITIES	(129,465)	(287,842)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	-	(34,369)
Proceeds from sales of marketable securities	-	446,438
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITES	-	412,069

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of convertible preferred stock	(320,000)	-
Proceeds from related party loan	25,000	-
Common stock subscription received	977	135,996
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(294,023)	135,996

Net increase (decrease) in cash	(423,488)	260,223

Cash, beginning of the year	424,272	164,049
Cash, at end of the year	$784	$424,272

The accompanying notes are an integral part of these financial statements.

AVANGARD CAPITAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

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

We are an independent auto sales finance company that provides floor plan financing for independent used car dealers based on the value of collateral (the car) as determined by us using the automobile industry’s nationally-recognized valuation sources. We are licensed to operate in the states of New Jersey, Pennsylvania and Florida. We commenced business June 22, 2012 with the purchase of all floor plan receivables from Avangard Auto Finance, Inc. (“AAF”), an affiliate. Pursuant to an Assignment Agreement with AAF dated June 13, 2012, we acquired AAF’s floor plan financing portfolio for $151,979, the face value of the contracts plus accrued interest and fees at that time.

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

The Company has suspended financing new loans while Management and the Board of Directors explore new opportunities and strategic alternatives.

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

June 30, 2015

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

Our primary floor plan customer defaulted on their agreement in February 2014. The floor plan agreement carried personal guarantees and confessions of judgment, in addition to first lien on all vehicles subject to the floor plan agreement. In March 2014, the customer filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. We repossessed 18 of the 21 vehicles subject to the floor plan agreement from the debtor prior to its Chapter 11 filing. Since we’re unable to determine the exact amount of ultimate losses, on March 31, 2014 we provided a reserve for uncollectible receivables of $115,000. As of June 30, 2015 we recovered $123,425 of floor plan receivables through the sale of repossessed autos.

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

AVANGARD CAPITAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

As of the date of acquisition, the entire Used Car Auto Financing Portfolio’s collection could not be reasonably predicted by the Company; therefore the modified cost recovery method has been utilized to account for the pool of loans. As of June 30, 2014, we collected 100% of the aggregate amount of the Company paid to acquire this loan portfolio. On February 19, 2014 we transferred all remaining loans receivable to AAF as we determined that the outstanding balances were either uncollectible or difficult to collect and the Company did not believe that pursuing further collection efforts was a good use of the Company’s resources. We recovered our investment of $102,250, as well as $27,267 in interest and fees, from March 26, 2013, the date of acquisition, through February 19, 2014 when we returned all uncollectable notes receivable to AAF.

Stock-based Compensation

We account for stock-based compensation by applying a fair-value-based measurement method to account for share-based payment transactions with employees and directors. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock instead of settling such obligations with cash payments.

Concentrations of Credit Risk

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

Office Equipment 5 years.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the fiscal year ended June 30, 2015.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the year ended June 30, 2015 the Company recognized sales revenue of $-0- and incurred a net loss of $214,406. As of June 30, 2015 the Company had an accumulated deficit of $830,716. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing from third parties. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

AVANGARD CAPITAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

NOTE 3 - MARKETABLE SECURITIES AND CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Marketable Securities

We recognized $58,091 in net realized gains during the year ended June 30, 2014. Realized gains on the sale of the securities are determined by specific identification of each security’s cost basis. The company had no marketable securities at June 30, 2015.

NOTE 4 - INCOME TAXES

The provision for income taxes consists of the following:

	June 30, 2015	June 30, 2014
Deferred Tax Asset	$314,841	$250,181
Less: Valuation Allowance	(314,841)	(250,181)
Net Deferred Tax Assets	$-	$-

As of June 30, 2015, the Company has net operating loss carry forwards of $830,716 that can be utilized to offset future taxable income for Federal and State income tax purposes through 2035, generating a maximum deferred tax benefit of $314,841 by applying Federal and State statutory tax rates. The Company applied a 100% valuation reserve against the deferred tax benefit, as the realization of the benefit is not certain.

The following tax years remain subject to examination by the respective tax jurisdictions.

Fiscal Years ending June 30,
Internal Revenue Service	2012 - 2015
Commonwealth of Pennsylvania	2012 - 2015

NOTE 5 - LOAN FROM SHAREHOLDER

On May 1, 2015, the Company entered into a loan agreement with a major shareholder to obtain financing up to $50,000. Loan under the agreement is non-interest bearing and is due on demand. At June 30, 2015, amount due to the shareholder was $25,000, and unused amount representing availability to borrow was $25,000. Debt is secured by common stock of Avangard Capital Group, Inc.

NOTE 6 - COMMON AND PREFERRED STOCK

On June 20, 2014 the Board of Directors authorized the Corporation to complete the Reverse Stock Split and that such Reverse Stock Split of 1 share of Common Stock for 10 share of outstanding Common Stock.

On July 10, 2014 the Board of Directors issued 9,768,000 unregistered shares of common stock to related parties and majority shareholder, Friedman Financial Group, in exchange for $977.

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

On January 10, 2015, the Company redeemed 320,000 shares of Convertible Preferred Stock Series A, in exchange for $320,000.

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

AVANGARD CAPITAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants outstanding as of June 30, 2015 and 2014 and changes during the period is as follows:

	Shares	Weighted
	Underlying	Average
	Warrants	exercise price
Outstanding and exercisable at June 30, 2014	2,867	$2.00
Additions	-	-
Outstanding and exercisable at June 30, 2015	2,867	$2.00

The following information applies to all warrants outstanding and exercisable at June 30, 2015:

Number of Warrants
outstanding and		Remaining contractual
exercisable	Exercise Price	life (Years)
2,867	$2.00	0.58

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

	June 30, 2015	June 30, 2014
Convertible preferred stock	1,755,000	2,715,000
Warrants attached to units sold	2,867	2,867

NOTE 8 - RELATED PARTY TRANSACTIONS

We entered into a lease agreement for office space with Commerce Way, LLC (“CWL”). CWL is owned by DJS Investments, LLC and SELF, LP. SELF, LP is a shareholder of Friedman Financial Group, who is a principal shareholder of our company. The lease previously required monthly payments, commencing August 1, 2012, of $2,500 on a month to month basis. No security deposit was required. Beginning in 2015, the Company renegotiated the terms of the lease, and reduced the rent to $10,000 per year. Rent expense for the fiscal years ended June 30, 2015 and 2014 was $10,000 and $30,000 respectively. For fiscal year ending June 30, 2016 the company is occupying approximately 500 square feet rent free until the company requires additional space.

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

During the fiscal year ended June 30, 2015 Friedman Financial Group, our majority shareholder received reimbursement of $25,129 for expenditures made on behalf of the company. In addition, Friedman Financial Group, has submitted requests for reimbursement of $14,941 for expenses related to the Company’s operations.

AVANGARD CAPITAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

During the year ended June 30, 2015, Joseph Friedman & Sons, Inc. received reimbursement of $18,842 for administrative, office and clerical support provided to the Company. At June 30, 2015 the Company had accounts payable to Friedman financial Group of $18,124 for reimbursable expenses incurred on behalf of the Company.

Officers and related parties of our company provide certain administrative expenses at no charge.

Due from related parties of $5,024 at June 30, 2015 represent amounts owed by Avangard Auto Finance and Commerce Way Office Complex for payments made by the Company on their behalf for legal expenses. Due from related parties of $7,000 at June 30, 2014, reflected a temporary loan to Avangard Auto Finance, a related party. The loan was fully repaid in July 2014.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a defendant in various lawsuits incident to the ordinary course of business. It is not possible to determine, with any precision, the probable outcome of the amount of any liability not covered by commercial insurance policies. Additionally, on September 1, 2015, the major shareholder entered into an indemnity agreement with the Company to indemnity the Company of any liability arising from judgments related to repossessed vehicles.

NOTE 10 - SUBSEQUENT EVENTS

On July 22, 2015, in a matter before the courts of Pennsylvania unrelated to Avangard Capital Group, Mr. Gulko, former officer and director of the company agreed to a Stipulation and Consent Order with Avangard Auto Finance, Inc., a related party. The order settled claims by Avangard Auto Finance, Inc. against Mr. Gulko and his companies. In settlement of all claims Mr. Gulko agreed to relinquish all ownership of 490,000 shares of Common and 48,237 shares of Series A Convertible Preferred Stock. Avangard Auto Finance assigned the shares received in settlement to Friedman Financial Group, LLC on August 21, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer concluded that as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective, as of June 30, 2015.

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

Under the supervision of management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published in 1992 and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2015 for the reasons discussed below.

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

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2015:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three month period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and ages of our directors and executive officers, as well as certain biographical information.

Name	Age	Positions and Offices Held
Simon Friedman	68	Chief Executive Officer, Secretary and Director
Arkady “Eric” Rayz	39	Director
Robert A. Cornaglia, CPA	48	Director

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

Director Compensation

Mr. Friedman performed director services without compensation during the fiscal year ended June 30, 2015.

Compliance with Section 16(a) of the Exchange Act

Since none of our securities has been registered pursuant to Section 12(b) or 12(g) of the Exchange Act, our officers and directors and persons who own more than 10% of our common stock are not required to file Section 16(a) beneficial ownership reports.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for each person who served as our principal executive officer during the fiscal year ended June 30, 2015, regardless of the compensation level. Compensation information is shown for the fiscal years ended June 30, 2015 and 2014:

2015 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards	All Other Compensation ($)	Total ($)
Simon Friedman,	2015	-	-	-	-
Chief Executive Officer (1)	2014	-	-	-	-

(1) Mr. Friedman was appointed Chief Executive Officer on December 11, 2013.

Employment Agreements with Executive Officers

None.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of June 30, 2015.

Long-Term Incentive Plans

There are no arrangements or plans in which the Company would provide pension, retirement or similar benefits for directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of September 30, 2015, with respect to the beneficial ownership of our common stock and our Series A Convertible Preferred Stock by (i) any holder of more than 5% of our common stock, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group. The percentage of shares beneficially owned is based upon (a) 10,781,466 shares of common stock outstanding, (b) 585,000 shares of Series A Convertible Preferred Stock outstanding as of September 30, 2015, and (c) 2,867 outstanding warrants to purchase shares of common stock. Holders of Series A Convertible Preferred Stock are entitled to vote on all matters with the common stockholders, voting together as one class. Each share of Series A Convertible Preferred Stock is entitled to three votes.

Unless otherwise indicated, the business address of each person listed is in care of Avangard Capital Group, Inc. 2708 Commerce Way, Philadelphia, PA 19154. A person is a “beneficial owner” of a security if that person has or shares voting or investment power over the security or if he or she has the right to acquire beneficial ownership within 60 days. All outstanding shares of Series A Convertible Preferred Stock are convertible within 60 days, and all outstanding warrants are exercisable within 60 days. Unless otherwise noted, these persons, to our knowledge, have sole voting and investment power over the shares listed.

Convertible Preferred Stock Series A
	Amount and Nature
	of Beneficial	Percent of Class
Name of Beneficial Owner	Ownership	(1)
Simon Friedman (2)	585,000	100.00%

All Officers and Directors as a Group (1 person)	585,000	100.00%

(1)	Based on 585,000 shares of Series A Convertible Preferred Stock outstanding.

(2)	The number of shares beneficially owned by Mr. Friedman, our interim Chief Executive Officer and a Director, represents 585,000 shares of Series A Convertible Preferred Stock owned by Friedman Financial Group, LLC (“Friedman Financial”). Mr. Friedman has voting and dispositive control over securities held by Friedman Financial.

Common Stock
	Amount and Nature
	of Beneficial	Percent of Class
Name of Beneficial Owner	Ownership	(1)
Simon Friedman (2)	12,005,000	95.8%
Arkady Rayz	10,000	*
Robert A. Cornaglia, CPA	10,000	*
All Executive Officers and Directors as a Group (3 persons)	12,025,000	95.9%

* Less than 1%

(1)	Based on 10,781,466 shares outstanding of common stock outstanding and 1,755,000 shares of our common stock giving effect to the conversion of the 585,000 shares of Series A Convertible Preferred Stock currently outstanding.

(2)	The number of shares owned by Mr. Friedman, our interim Chief Executive Officer and a Director, includes 10,250,000 shares of common stock held of record by Friedman Financial Group, LLC and 1,755,000 shares of common stock giving effect to the conversion of the 585,000 shares of Series A Convertible Preferred Stock currently outstanding and owned by Freidman Financial Group, LLC as such shares have voting rights. Mr. Friedman has voting and dispositive control over securities held by Friedman Financial Group, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

List of Related Parties

We have specified the following persons and entities as related parties:

●	Avangard Auto Finance, Inc., a Pennsylvania corporation company (“AAF”), is owned 60% by Friedman Financial.

●	Avangard Financial Group, Inc., a Nevada corporation (“AFG”) is owned by 51% by Friedman Financial. Friedman Financial is a principal stockholder of our Company of which 3% is owned by Simon Friedman.

●	Simon Friedman owns 3% of Friedman Financial, a principal stockholder of our Company.

●	Commerce Way, LLC, a PA limited liability company, (“Commerce Way”), is owned 70% by SELF, LP. SELF, LP is a shareholder of Friedman Financial Group.

●	Friedman Financial Group, LLC, a Delaware limited liability company (“Friedman Financial”), is a principal shareholder of our company of which 3% is owned by Simon Friedman.

Related Party Transactions

We lease approximately 2,000 square feet of office space from Commerce Way, LLC. During the year ended June 30, 2014, we paid a monthly rental fee of $2,500 on a month-to-month basis. During the year ended June 30, 2015, we paid a flat annual fee of $10,000. We do not have a lease, but are occupying approximately 500 square feet rent free until the company requires additional space.

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

Other current assets of $5,024 at June 30, 2015 represent amounts owed by Avangard Auto Finance and Commerce Way Office Complex for payments made the Company on their behalf for legal expenses. Other current assets of $7,000 at June 30, 2014 reflected a temporary loan to Avangard Auto Finance, a related party. The loan was fully repaid in July 2014.

On July 10, 2014, the Company agreed to issue to Friedman Financial Group, LLC, a related party, 9,768,000 shares of the Company’s Common Stock in exchange for $925. Simon Friedman, the Company’s CEO and Chairman of the Board, has voting and dispositive control over securities held by Friedman Financial Group, LLC.

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

On January 10, 2015, the Company redeemed 320,000 shares of Series A convertible preferred stock held by Friedman Financial for a total redemption price of $320,000.

During the fiscal year ended June 30, 2015 Friedman Financial Group, our majority shareholder received reimbursement of $25,129 for expenditures made on behalf of the company. In addition, Friedman Financial Group, has submitted requests for reimbursement of $14,941 for expenses related to the Company’s operations.

During the year ended June 30, 2015, Joseph Friedman & Sons, Inc. received reimbursement of $18,842 for administrative, office and clerical support provided to the Company. At June 30, 2015 the Company had accounts payable to Friedman financial Group of $18,124 for reimbursable expenses incurred on behalf of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Friedman LLP for the fiscal years ended June 30, 2015 and 2014.

	2015	2014
Audit Fees	$34,274	$40,000
Audit-Related Fees	-	4,000
Tax Fees	-	1,500
All Other Fees	-	1,000

Total	$34,274	$46,500

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

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

		The financial statements and report of independent registered public accounting firm are included on pages F-1 through F-11.

	2.	Financial Statement Schedules

		All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit No.	Description

3.1(a)	Articles of Incorporation, filed June 13, 2012 (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on November 11, 2012).

3.1(b)	Amended and Restated Articles of Incorporation including Series A preferred stock designation (Incorporated by reference to Exhibit 3.1(a) of the Registration Statement on Form S-1 filed on November 11, 2012).

3.1(c)	Certificate of Change filed on June 26, 2014 (Incorporated by reference to Exhibit 3.1(c) of the Annual Report on Form 10-K filed on September 30, 2014).

3.1(d)	Certificate of Correction filed on September 18, 2014 (Incorporated by reference to Exhibit 3.1(d) of the Annual Report on Form 10-K filed on September 30, 2014).

3.2	Bylaws of Avangard Capital Group Inc. (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed on November 11, 2012).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed on November 11, 2012).

4.1(a)	Specimen Preferred Stock Certificate (Incorporated by reference to Exhibit 4.1(a) of the Registration Statement on Form S-1 filed on November 11, 2012).

4.2	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-1/A (Amendment No. 1) filed on December 31, 2012).

4.3	Form of Unit Certificate (Incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-1 filed on November 11, 2012).

4.4	Series A Preferred Stock Subscription Agreement (Incorporated by reference to Exhibit 4.5 of the Registration Statement on Form S-1/A (Amendment No. 1) filed on December 31, 2012).

4.5	Unit Subscription Agreement (Incorporated by reference to Exhibit 4.6 of the Registration Statement on Form S-1/A (Amendment No. 3) filed on February 11, 2012).

10.1	Assignment Agreement between Avangard Capital Group Inc. and Avangard Auto Finance, Inc. dated June 13, 2012 (Incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1/A (Amendment No. 1) filed on December 31, 2012).

10.2	Floor Plan Agreement with Autosource Enterprises, Inc. (Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1/A (Amendment No. 1) filed on December 31, 2012).

10.3	Demand Promissory Note with Autosource Enterprises, Inc. (Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 filed on November 11, 2012).

10.4	Business Line of Credit Agreement with Autosource Enterprises, Inc. (Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 filed on November 11, 2012).

10.5	Surety Agreement with Autosource Enterprises, Inc. (Incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 filed on November 11, 2012).

10.6	Confessions of Judgment with Autosource Enterprises, Inc. (Incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed on November 11, 2012).

10.7	Lease Agreement between Avangard Capital Group, Inc. and Commerce Way, LP, dated June 15, 2012 (Incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1/A (Amendment No. 1) filed on December 31, 2012).

14.1	Avangard Auto Finance, Inc. Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-1 filed on November 11, 2012).

24.1*	Power of Attorney (included on signature page).

31.1*	Section 302 Certificate of Chief Executive Officer.

31.2*	Section 302 Certificate of Principal Financial and Accounting Officer.

32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avangard Capital Group, Inc.

Date: October 13, 2015	By:	/s/ Simon Friedman
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

Signature	Title	Date

Chief Executive Officer and Director
/s/ Simon Friedman	(principal executive officer and principal financial
Simon Friedman	and accounting officer)	October 13, 2015

/s/ Arkady “Eric” Rayz
Arkady “Eric” Rayz	Director	October 13, 2015

/s/ Robert A. Cornaglia
Robert A. Cornaglia	Director	October 13, 2015