Form 10-Q
period 2015-09-30
Avangard Capital Group, Inc
filed 2015-11-16
CIK 1561092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 11, 2015 there were 10,781,466 shares issued and outstanding of Registrant’s Common Stock.

2

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANGARD CAPITAL GROUP, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2015	June 30, 2015
ASSETS
Current assets:
Cash	$1,305	$784
Due from related parties	5,024	5,024
Total current assets	6,329	5,808
Property and equipment, net	2,667	2,799
Total assets	$8,996	$8,607

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$35,166	$25,350
Due to related party	$35,000	$25,000
Total current liabilities	$70,166	$50,350

Stockholders’ deficit
Convertible Preferred Stock Series A, $0.0001 par value, 300,000,000 authorized, 585,000 issued and outstanding;	58	58
Common stock, $0.0001 par value, 100,000,000 authorized; Class A, 10,781,466 shares issued and outstanding	1,078	1,078
Additional paid in capital	787,837	787,837
Accumulated deficit	(850,143)	(830,716)
Total stockholders’ deficit	(61,170)	(41,743)
Total liabilities and stockholders’ deficit	$8,996	$8,607

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,
	2015	2014
REVENUE
Fee revenue	$-	$-
Total revenue	-	-

OPERATING EXPENSES
Selling, general and administrative	19,428	42,089
Total operating expenses	19,428	42,089

Loss from operations	(19,428)	(42,089)

Other income
Interest and dividend income	-	12
Total other income	-	12

Net loss	$(19,428)	$(42,077)

Net loss per share attributable to common shareholders - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares used in computation - basic and diluted	10,781,466	9,719,727

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,428)	$(42,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	133	133
Changes in operating assets and liabilities:
Floor plan financing receivable	-	(704)
Due from related party	-	7,000
Accounts payable and accrued expenses	9,816	(3,176)
NET CASH USED IN OPERATING ACTIVITIES	(9,479)	(38,794)

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	10,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	-

Net increase (decrease) in cash	521	(38,824)

Cash, beginning of the period	784	424,272
Cash, at end of the period	$1,305	$385,448

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2015

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

We were an independent auto sales finance company that provides floor plan financing for independent used car dealers based on the value of collateral (the car) as determined by us using the automobile industry’s nationally-recognized valuation sources. We currently maintain licenses to operate in the states of New Jersey, Pennsylvania and Florida. We commenced business June 22, 2012 with the purchase of all floor plan receivables from Avangard Auto Finance, Inc. (“AAF”), an affiliate. Pursuant to an Assignment Agreement with AAF dated June 13, 2012, we acquired AAF’s floor plan financing portfolio for $151,979, the face value of the contracts plus accrued interest and fees at that time.

In January 2013 we received approval and were licensed by the States of Florida and New Jersey as a Sales Finance Company. In February 2013, we were licensed in the Commonwealth of Pennsylvania as a Sales Finance Company. These licenses permitted us to expand our operations to providing financing for auto sales by dealers. We have not commenced operations in Florida or New Jersey as we are evaluating the feasibility of expanding into these markets. In addition, we have suspended financing new loans as we explore alternative opportunities for our future growth.

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

During the year ended June 30, 2015 we had repossessed 18 of 21 vehicles subject to the floor plan security arrangement. We recovered $123,425 of floor plan receivables through the sale of repossessed autos.

At September 30, 2015 we have no inventory of repossessed autos.

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the quarter ended September 30, 2015 are not necessarily indicative of the results expected for the full year or for any subsequent interim periods. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements included in our Annual Report on Form 10-K for the period ended June 30, 2015 filed with the SEC on October 13, 2015.

Use of Estimates

We use estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less when purchased.

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

During the quarter ended September 30, 2015 the Company had no revenue.

Floor Plan Financing Receivable

Floor plan financing receivable consists of purchased automobiles, which were assigned to us upon acquisition. The titles to the automobiles, which serve as security for the payment of the purchased contracts, are held by us.

As of September 30, 2015 there are no floor plan financing receivables.

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

Our primary floor plan customer defaulted on their agreement in February 2014. The floor plan agreement carried personal guarantees and confessions of judgment, in addition to first lien on all vehicles subject to the floor plan agreement. In March 2014, the customer filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. We repossessed 18 of the 21 vehicles subject to the floor plan agreement from the debtor prior to its Chapter 11 filing. As of September 30, 2015 we recovered $123,425 of floor plan receivables through the sale of repossessed autos. We continue to pursue guarantors of the agreement through the Federal bankruptcy Courts. However, we are unable to determine the amount, if any, that we may recover.

Inventory

As of September 30, 2015 the Company has no inventory.

Concentrations of Credit Risk

The Company’s assets exposed to credit risk are cash and finance and interest receivables, of which there was none as of September 30, 2015.

For the quarter ended September 30, 2015, the company had no revenue.

The Company maintains its cash balances in Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions.

Property and Equipment

Fixed assets are recorded at their historical cost upon acquisition or cost of construction. The assets are depreciated using the straight-line method over their statutory lives. The fixed asset categories and their estimated lives are as follows:

Office Equipment 5 years

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred a net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the quarter ended September 30, 2015.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the quarter ended September 30, 2015 the Company recognized sales revenue of $-0- and incurred a net loss of $19,428. As of September 30, 2015 the Company had an accumulated deficit of $850,143. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing from third parties. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - INCOME TAXES

The net deferred tax asset consists of the following:

	September 30, 2015	June 30, 2015
Deferred Tax Asset	$345,102	$314,841
Less: Valuation Allowance	(345,102)	(314,841)
Net Deferred Tax Assets	$-	$-

As of September 30, 2015, the Company has net operating loss carry forwards of $850,143 that can be utilized to offset future taxable income for Federal and State income tax purposes through 2025, generating a maximum deferred tax benefit of $345,102 by applying Federal and State statutory tax rates. The Company applied a 100% valuation reserve against the deferred tax benefit, as the realization of the benefit is not certain.

The following tax years remain subject to examination by the respective tax jurisdictions.

Fiscal Years ending June 30,
Internal Revenue Service	2012 - 2015
Commonwealth of Pennsylvania	2012 - 2015

NOTE 4 - LOAN FROM SHAREHOLDER

On May 1, 2015, the Company entered into a loan agreement with a major shareholder to obtain financing up to $50,000. Advances under the agreement are non-interest bearing and due on demand. At September 30, 2015, the amount due to the shareholder was $35,000, and unused amount representing availability to borrow was $15,000. Debt is secured by common stock of Avangard Capital Group, Inc.

NOTE 5 - COMMON AND PREFERRED STOCK

On June 20, 2014 the Board of Directors authorized the completion of the Reverse Stock Split, and effective as of June 30, 2014, the Company completed a reverse stock split of our issued and outstanding common stock on a 1 for 10 basis (the “Reverse Stock Split”) .

On July 10, 2014, the Board of Directors issued 9,768,000 unregistered shares of common stock to related parties and majority shareholder, Friedman Financial Group, in exchange for $977.

As of September 30, 2015 the Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock.

The Company is authorized to issue 300,000,000 shares of $0.0001 par value Convertible Preferred Stock Series A. On December 29, 2014 the Board of Directors approved the redemption of 320,000 shares of Convertible Preferred Stock Series A at $1.00 per share.

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants granted as of September 30, 2015 and changes during the period is as follows:

	Shares	Weighted
	Underlying	Average
	Warrants	exercise price
Outstanding and exercisable at June 30, 2015	2,867	$2.00
Additions	-	-
Outstanding and exercisable at September 30, 2015	2,867	$2.00

The following information applies to all warrants outstanding and exercisable at September 30, 2015

Number of Warrants
outstanding and		Remaining contractual
exercisable	Exercise Price	life (Years)
2,867	$2.00	0.33

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

	September 30, 2015	September 30, 2014
Convertible preferred stock	1,755,000	2,715,000
Warrants attached to units sold	2,867	2,867

NOTE 7 - RELATED PARTY TRANSACTIONS

We entered into a lease agreement for office space with Commerce Way, LLC (“CWL”). CWL is owned by DJS Investments, LLC and SELF, LP. SELF, LP is a shareholder of Friedman Financial Group, who is a principal shareholder of our Company. The lease requires monthly payments, commencing August 1, 2012, of $2,500 on a month to month basis. No security deposit was required. The Company suspended operations and terminated the lease with Commerce Way, LLC. Effective January 2015 the company resumed paying $2,500 per month rent on a month to month basis. For the quarter ended September 30, 2015 CWL did not charge the Company for use of the facilities. No rent was accrued or paid during the first quarter ended September 30, 2015. Rent expense for the quarter ended September 30, 2015 and 2014 was $0 and $0 respectively.

Friedman Financial Group, a related party, entered into a financial agreement with the Company to provide $50,000 for operating expenses. The advances bear no interest and is payable on demand. Friedman Financial Group has agreed to provide additional financing as required to pay necessary operating expenses. At September 30, 2015, the amount due to the shareholder was $35,000, and unused amount representing availability to borrow was $15,000. Debt is secured by common stock of Avangard Capital Group, Inc.

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

Amounts due from related parties of $5,024 represent legal expenses paid by the Company that are related to cases involving Avangard Auto Finance, Inc. and Commerce Way LLC.

Officers and related parties of our Company provide certain administrative duties at no charge. At September 30, 2015, the Company had accounts payable to Friedman Financial Group of $11,758 for reimbursable expenses incurred on behalf of the Company.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

NOTE 9 - SUBSEQUENT EVENTS

There are no subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under the “Risk Factors” section of our Annual Report on Form 10-K as filed with the SEC on October 13, 2015:

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

OVERVIEW

We were an independent auto sales finance company that provided floor plan financing and auto financing for independent used car dealers. The loans made were based on the value of collateral (the car) as determined by us using the automobile industry’s nationally-recognized valuation sources. We maintain our licenses to operate in Pennsylvania, New Jersey and Florida. The Company has suspended financing new loans while Management and the Board of Directors explore alternative opportunities for our future growth.

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

3

We define our accounting periods as follows:

●	“fiscal 2013” - July 1, 2012 through June 30, 2013

●	“fiscal 2014” - July 1, 2013 through June 30, 2014

●	“fiscal 2015” - July 1, 2014 through June 30, 2015

●	“fiscal 2016” - July 1, 2015 through June 30, 2016

RESULTS OF OPERATIONS

Revenue

Since the Company has suspended operations in June 2014 it has $0 revenue for the quarters ended September 30, 2015 and 2014

Operating Expenses

Total selling, general and administrative expenses decreased $22,661 to $19,428 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This decrease is primarily a result of temporary suspension of activities.

For the three months ended September 30, 2015 our expenses were comprised primarily of $17,596 related to legal, accounting and SEC compliance costs, and $1,832 for office expenses. For the quarter ended September 30, 2014 our expenses were comprised primarily of $17,799 related to legal, accounting and SEC compliance costs, $12,766, for office expenses, $3,800 for auto repossession services, $3,000 for temporary help, and $3,018 for travel.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2015 our working capital deficit amounted to $63,837. The Company has entered into a financing agreement with Friedman Financial Group, a related party, to provide a line of credit sufficient to finance corporate expenses while the Company pursues new business opportunities. The line of credit has a current limit of $50,000, payable on demand at no interest.

Cash Requirements

Our future capital requirements will depend on management’s ability to develop new lines of business.

We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants that would restrict our operations.

Although we experienced a reduction in revenues as a result of the default and bankruptcy of our primary floor plan customer, we have adequate resources committed by current shareholders to operate at a minimal level while we pursue and explore new opportunities.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of September 30, 2015 we have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

4

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, who is also our Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO who is also our Principal Financial and Accounting Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our management, including our CEO who is also our Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2015.

In addition, management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2015:

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AVANGARD CAPITAL GROUP, INC.

Date: November 16, 2015	By:	/s/ Simon Friedman
Simon Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Financial
and Accounting Officer)

7