Form 10-Q
period 2015-12-31
Avangard Capital Group, Inc
filed 2016-02-17
CIK 1561092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 12, 2016 there were 10,781,466 shares issued and outstanding of Registrant’s Common Stock.

2

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANGARD CAPITAL GROUP, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	December 31, 2015	June 30, 2015
ASSETS
Current assets:
Cash	$1,137	$784
Due from related parties	5,024	5,024
Total current assets	6,161	5,808
Property and equipment, net	2,533	2,799
Total assets	$8,694	$8,607

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$45,755	$25,350
Due to related party	35,000	25,000
Total current liabilities	80,755	50,350

Stockholders’ deficit
Convertible Preferred Stock Series A, $0.0001 par value, 300,000,000 authorized, 585,000 issued and outstanding;	58	58
Common stock, $0.0001 par value, 100,000,000 authorized; Class A, 10,781,466 shares issued and outstanding	1,078	1,078
Additional paid in capital	787,837	787,837
Accumulated deficit	(861,034)	(830,716)
Total stockholders’ deficit	(72,061)	(41,743)
Total liabilities and stockholders’ deficit	$8,694	$8,607

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
REVENUE
Fee revenue	$-	$-	$-	$-
Total revenue	-	-	-	-

OPERATING EXPENSES
Selling, general and administrative	10,890	60,343	$30,318	102,401
Total operating expenses	10,890	60,343	30,318	102,401

Loss from operations	(10,890)	(60,343)	(30,318)	(102,401)

Other income
Other income (inventory recovery)	-	26,355	-	26,355
Interest and dividend income	-	287	-	298
Total other income	-	26,642	-	26,653

Net loss	$(10,890)	$(33,701)	$(30,318)	$(75,748)

Net loss per share attributable to common shareholders - basic and diluted	(0.00)	(0.00)	(0.00)	(0.01)
Weighted average number of common shares used in computation - basic and diluted	10,781,466	10,781,466	10,781,466	10,250,596

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,318)	$(75,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	265	266
Other income (inventory recovery)	-	(26,355)
Changes in operating assets and liabilities:
Used car inventory	-	25,511
Other assets	-	7,000
Accounts payable and accrued expenses	20,406	(14,505)
NET CASH USED IN OPERATING ACTIVITIES	(9,647)	(83,831)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	10,000	-
Redemption of preferred stock	-	(320,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,000	(320,000)

Net increase (decrease) in cash	353	(403,831)

Cash, beginning of the period	784	424,272
Cash, at end of the period	$1,137	$20,441

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2015

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

We were an independent auto sales finance company that provided floor plan financing for independent used car dealers based on the value of collateral (the car) as determined by us using the automobile industry’s nationally-recognized valuation sources. We currently maintain licenses to operate in the states of New Jersey, Pennsylvania and Florida. We commenced business June 22, 2012 with the purchase of all floor plan receivables from Avangard Auto Finance, Inc. (“AAF”), an affiliate. Pursuant to an Assignment Agreement with AAF dated June 13, 2012, we acquired AAF’s floor plan financing portfolio for $151,979, the face value of the contracts plus accrued interest and fees at that time.

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

At December 31, 2015 we have no inventory of repossessed autos.

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended December 31, 2015 are not necessarily indicative of the results expected for the full year or for any subsequent interim periods. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements included in our Annual Report on Form 10-K for the period ended June 30, 2015 filed with the SEC on October 13, 2015.

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

AVANGARD CAPITAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2015

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

During the quarter ended December 31, 2015 the Company had no revenue.

Floor Plan Financing Receivable

Floor plan financing receivable consists of purchased automobiles, which were assigned to us upon acquisition. The titles to the automobiles, which serve as security for the payment of the purchased contracts, are held by us.

As of December 31, 2015 there are no floor plan financing receivables.

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

Our primary floor plan customer defaulted on their agreement in February 2014. The floor plan agreement carried personal guarantees and confessions of judgment, in addition to first lien on all vehicles subject to the floor plan agreement. In March 2014, the customer filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. We repossessed 18 of the 21 vehicles subject to the floor plan agreement from the debtor prior to its Chapter 11 filing. As of December 31, 2015 we recovered $123,425 of floor plan receivables through the sale of repossessed autos. We continue to pursue guarantors of the agreement through the Federal bankruptcy Courts. However, we are unable to determine the amount, if any, that we may recover.

Inventory

As of December 31, 2015 the Company has no inventory.

Concentrations of Credit Risk

The Company’s assets exposed to credit risk are cash and finance and interest receivables, of which there was none as of December 31, 2015.

For the six months ended December 31, 2015, the company had no revenue.

The Company maintains its cash balances in Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions.

Property and Equipment

Fixed assets are recorded at their historical cost upon acquisition or cost of construction. The assets are depreciated using the straight-line method over their statutory lives. The fixed asset categories and their estimated lives are as follows:

Office Equipment 5 years

AVANGARD CAPITAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2015

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred a net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for six months ended December 31, 2015.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the six months ended December 31, 2015 the Company recognized sales revenue of $-0- and incurred a net loss of $30,318. As of December 31, 2015 the Company had an accumulated deficit of $861,034. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from future growth opportunities the Company is exploring. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing from third parties. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - INCOME TAXES

The net deferred tax asset consists of the following:

	December 31, 2015	June 30, 2015
Deferred Tax Asset	$349,523	$314,841
Less: Valuation Allowance	(349,523)	(314,841)
Net Deferred Tax Assets	$-	$-

As of December 31, 2015, the Company has net operating loss carry forwards of $861,034 that can be utilized to offset future taxable income for Federal and State income tax purposes through 2025, generating a maximum deferred tax benefit of $349,523 by applying Federal and State statutory tax rates. The Company applied a 100% valuation reserve against the deferred tax benefit, as the realization of the benefit is not certain.

The following tax years remain subject to examination by the respective tax jurisdictions.

Fiscal Years ending June 30,
Internal Revenue Service	2012 - 2015
Commonwealth of Pennsylvania	2012 - 2015

NOTE 4 - LOAN FROM SHAREHOLDER

On May 1, 2015, the Company entered into a loan agreement with a major shareholder to obtain financing up to $50,000. Advances under the agreement are non-interest bearing and due on demand. At December 31, 2015, the amount due to the shareholder was $35,000, and unused amount representing availability to borrow was $15,000. Debt is secured by common stock of Avangard Capital Group, Inc.

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

AVANGARD CAPITAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2015

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants granted as of December 31, 2015 and changes during the period is as follows:

	Shares	Weighted
	Underlying	Average
	Warrants	exercise price
Outstanding and exercisable at June 30, 2015	2,867	$2.00
Additions	-	-
Outstanding and exercisable at December 31, 2015	2,867	$2.00

The following information applies to all warrants outstanding and exercisable at December 31, 2015

Number of Warrants
outstanding and		Remaining contractual
exercisable	Exercise Price	life (Years)
2,867	$2.00	0.08

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

	December 31, 2015	December 31, 2014
Convertible preferred stock	1,755,000	1,755,000
Warrants attached to units sold	2,867	2,867

NOTE 7 - RELATED PARTY TRANSACTIONS

We entered into a lease agreement for office space with Commerce Way, LLC (“CWL”). CWL is owned by DJS Investments, LLC and SELF, LP. SELF, LP is a shareholder of Friedman Financial Group, who is a principal shareholder of our Company. The lease requires monthly payments, commencing August 1, 2012, of $2,500 on a month to month basis. No security deposit was required. Effective January 2015 the company resumed paying $2,500 per month rent on a month to month basis. For the quarter ended September 30, 2015 CWL did not charge the Company for use of the facilities. No rent was accrued or paid during the first quarter ended September 30, 2015. In October 2015 the Company resumed using the premises while it pursues other business opportunities. As a result the Company accrued $2,500 monthly rent expense. Rent expense for the six months ended December 31, 2015 and 2014 was $7,500 and $0 respectively.

On July 22, 2015, in a matter before the courts of Pennsylvania unrelated to Avangard Capital Group, Mr. Gulko, former officer and director of the Company agreed to a Stipulation and Consent Order with Avangard Auto Finance, Inc., a related party. The order settled claims by Avangard Auto Finance, Inc. against Mr. Gulko and his companies. In settlement of all claims Mr. Gulko agreed to relinquish all ownership of 490,000 shares of Common Stock and 48,237 shares of Series A Convertible Preferred Stock. Avangard Auto Finance assigned the shares received in settlement to Friedman Financial Group, LLC on August 21, 2015.

Amounts due from related parties represent legal expenses paid by the Company that are related to cases involving Avangard Auto Finance, Inc. and Commerce Way LLC.

Officers and related parties of our Company provide certain administrative duties at no charge. At December 31, 2015, the Company had accounts payable to Friedman Financial Group of $14,941 for reimbursable expenses incurred on behalf of the Company.

Accounts payable to Commerce Way Office Complex were $9,505 and $0 at December 31, 2015 and June 30, 2015 respectively.

AVANGARD CAPITAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2015

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

NOTE 9 – SUBSEQUENT EVENTS

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

9

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

RESULTS OF OPERATIONS

Revenue

Since the Company has not financed new loans since June 2014 it has $0 revenue for the three and six months ended December 31, 2015 and 2014.

Operating Expenses

Total selling, general and administrative expenses decreased $49,453 to $10,890 for the three months ended December 31, 2015 compared to the three months ended December 31, 2014. Total selling, general and administrative expenses decreased $72,083 to $30,318 for the six months ended December 31, 2015 compared to the six months ended December 31, 2014. These decreases are primarily a result of temporary suspension of activities.

For the three months ended December 31, 2015 our expenses were comprised primarily of rent and utilities of $9,505 and office related expenses of $1,385. For the six months ended December 31, 2015 our expenses comprised primarily of $17,596 related to legal, accounting and SEC compliance costs, $9,505 for rent and utilities, and $3,217 for office expenses. For the three months ended December 31, 2014 our expenses were comprised primarily of $45,436 related to legal, accounting and SEC compliance costs, $7,814 for office expenses, $3,413 for auto repossession services, and $3,261 for travel. For the six months ended December 31, 2014 our expenses were comprised primarily of $63,236 related to legal, accounting and SEC compliance costs, $16,186 in office expenses, $10,442 for auto repossession services, $4,506 for wages and benefits, and $6,279 for travel and entertainment.

Other Income

Other income is comprised of interest income and income from disposition of repossessed cars. During the three and six months ended December 31, 2015 the Company had $0 other income. During the three and six months ended December 31, 2014 the Company had other income of $26,642 and $26,653 respectively. The Company realized a gain of $26,355 from repossessing inventory during the three months ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2015 our working capital deficit amounted to $74,595. The Company has entered into a financing agreement with Friedman Financial Group, a related party, to provide a line of credit sufficient to finance corporate expenses while the Company pursues new business opportunities. The line of credit has a current limit of $50,000, payable on demand at no interest.

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

10

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2015 we have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, who is also our Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO who is also our Principal Financial and Accounting Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our management, including our CEO who is also our Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2015.

In addition, management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015:

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

11

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

12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANGARD CAPITAL GROUP, INC.

Date: February 17, 2016	By:	/s/ Simon Friedman
Simon Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

13