Form 10-Q
period 2016-03-31
Avangard Capital Group, Inc
filed 2016-05-24
CIK 1561092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 23, 2016 there were 5,983,137 shares issued and outstanding of Registrant’s Common Stock.

2

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANGARD CAPITAL GROUP, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2016	June 30, 2015
ASSETS
Current assets:
Cash	$846	$784
Related party receivable	5,025	5,024
Total current assets	5,871	5,808
Property and equipment, net	2,399	2,799
Total assets	$8,270	$8,607

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$30,393	$25,350
Accounts payable - related parties	35,095	-
Due to related party	35,000	25,000
Total current liabilities	100,488	50,350

Stockholders’ equity (deficit)
Convertible Preferred Stock Series A, $0.0001 par value, 300,000,000 authorized, 585,000 issued and outstanding at March 31, 2016 and June 30, 2015	58	58
Common stock, $0.0001 par value, 100,000,000 authorized; Class A, 10,781,466 shares issued and outstanding at March 31, 2016 and June 30, 2015	1,078	1,078
Additional paid in capital	787,837	787,837
Accumulated deficit	(881,191)	(830,716)
Total stockholders’ equity	(92,218)	(41,743)
Total liabilities and stockholders’ equity (deficit)	$8,270	$8,607

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
REVENUE
Fee revenue	$-	$-	$-	$-
Total revenue	-	-	-	-

OPERATING EXPENSES
Selling, general and administrative	20,158	78,114	50,476	180,515
Bad debt expense	-	33,378	-	33,378
Total operating expenses	20,158	111,492	50,476	213,893

(Loss) from operations	(20,158)	(111,492)	(50,476)	(213,893)

Other income
Other income	-	-	-	26,355
Interest and dividend income	-	26	-	325
Total other income	-	26	-	26,680

Net loss	$(20,158)	$(111,466)	$(50,476)	$(187,213)

Net loss per share attributable to common shareholders - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Weighted average number of common shares used in computation - basic and diluted	10,781,466	10,781,466	10,781,466	10,424,970

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(50,476)	$(187,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	399	399
Other income (inventory recovery)	-	(26,355)
Changes in operating assets and liabilities:
Used car inventory	-	100,789
Related party receivable		7,000
Due to related party	10,000	33,138
Accounts payable and accrued expenses	5,043	(12,431)
Accounts payable - related parties	35,095	-
NET CASH PROVIDED (USED IN) OPERATING ACTIVITIES	62	(84,673)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscription received	-	977
Redemption of preferred stock	-	(320,000)
NET CASH USED IN FINANCING ACTIVITIES	-	(319,023)
Net increase (decrease) in cash	62	(403,696)

Cash, beginning of the period	784	424,272
Cash, at end of the period	$846	$20,576

The accompanying notes are an integral part of these condensed financial statements.

AVANGARD CAPITAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2016

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

At March 31, 2016 we have no inventory of repossessed autos.

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended March 31, 2016 are not necessarily indicative of the results expected for the full year or for any subsequent interim periods. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements included in our Annual Report on Form 10-K for the period ended June 30, 2015 filed with the SEC on October 13, 2015.

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

During the quarter ended March 31, 2016 the Company had no revenue.

Floor Plan Financing Receivable

Floor plan financing receivable consists of purchased automobiles, which were assigned to us upon acquisition. The titles to the automobiles, which serve as security for the payment of the purchased contracts, are held by us.

As of March 31, 2016 there are no floor plan financing receivables.

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

Our primary floor plan customer defaulted on their agreement in February 2014. The floor plan agreement carried personal guarantees and confessions of judgment, in addition to first lien on all vehicles subject to the floor plan agreement. In March 2014, the customer filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. We repossessed 18 of the 21 vehicles subject to the floor plan agreement from the debtor prior to its Chapter 11 filing. As of March 31, 2016 we recovered $123,425 of floor plan receivables through the sale of repossessed autos. We continue to pursue guarantors of the agreement through the Federal bankruptcy Courts. However, we are unable to determine the amount, if any, that we may recover.

Inventory

As of March 31, 2016 the Company has no inventory.

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

Office Equipment 5 years

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred a net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for nine months ended March 31, 2016.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the nine months ended March 31, 2016 the Company recognized sales revenue of $-0- and incurred a net loss of $50,476. As of March 31, 2016 the Company had an accumulated deficit of $881,191. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing from third parties. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - INCOME TAXES

The net deferred tax asset consists of the following:

	March 31, 2016	June 30, 2015
Deferred Tax Asset	$357,705	$314,841
Less: Valuation Allowance	(357,705)	(314,841)
Net Deferred Tax Assets	$-	$-

As of March 31, 2016, the Company has net operating loss carry forwards of $881,191 that can be utilized to offset future taxable income for Federal and State income tax purposes through 2025, generating a maximum deferred tax benefit of $357,705 by applying Federal and State statutory tax rates. The Company applied a 100% valuation reserve against the deferred tax benefit, as the realization of the benefit is not certain.

The following tax years remain subject to examination by the respective tax jurisdictions.

Fiscal Years ending June 30,
Internal Revenue Service	2012 - 2015
Commonwealth of Pennsylvania	2012 - 2015

NOTE 4 - LOAN FROM SHAREHOLDER

On May 1, 2015, the Company entered into a loan agreement with a major shareholder to obtain financing up to $50,000. Advances under the agreement are non-interest bearing and due on demand. At March 31, 2016, the amount due to the shareholder was $35,000, and unused amount representing availability to borrow was $15,000. Debt is secured by common stock of Avangard Capital Group, Inc.

NOTE 5 - COMMON AND PREFERRED STOCK

Common Stock Purchase Warrants

A summary of the status of our outstanding common stock purchase warrants granted as of March 31, 2016 and changes during the period is as follows:

	Shares	Weighted
	Underlying	Average
	Warrants	exercise price
Outstanding and exercisable at June 30, 2015	2,867	$2.00
Expired warrants	(2,867)	-
Outstanding and exercisable at March 31, 2016	-	$0.00

As of March 31, 2016 all warrants have expired.

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

	March 31, 2016	March 31, 2015
Convertible preferred stock	1,755,000	1,755,000
Warrants attached to units sold	-	2,867

NOTE 7 - RELATED PARTY TRANSACTIONS

We entered into a lease agreement for office space with Commerce Way, LLC (“CWL”). CWL is owned by DJS Investments, LLC and SELF, LP. SELF, LP is a shareholder of Friedman Financial Group, who is a principal shareholder of our Company. The lease requires monthly payments, commencing August 1, 2012, of $2,500 on a month-to-month basis. No security deposit was required. The Company suspended financing new loans and terminated the lease with Commerce Way, LLC. Effective January 2015 the Company resumed paying $2,500 per month rent on a month-to-month basis. For the quarter ended September 30, 2015 CWL did not charge the Company for use of the facilities. No rent was accrued or paid during the first quarter ended September 30, 2015. In October 2015 the Company resumed using the premises while it pursues other business opportunities. As a result the Company accrued $2,500 monthly rent expense. Rent expense for the nine months ended March 31, 2016 and 2015 was $15,000 and $7,500 respectively.

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

Officers and related parties of our Company provide certain administrative duties at no charge. At March 31, 2016, the Company had accounts payable to Friedman Financial Group of $14,941 for reimbursable expenses incurred on behalf of the Company.

Accounts payable to Commerce Way Office Complex were $20,154 and $0 at March 31, 2016 and June 30, 2015 respectively.

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

NOTE 9 – SUBSEQUENT EVENTS

In March 2016, but effective April 11, 2016, the Board of Directors authorized the redemption of 4,798,329 shares of common stock for $480.

In March 2016 but effective on April 11, 2016, the Board of Directors approved the redemption of 585,000 shares of Convertible Preferred Stock Series A for $220,000 evidenced by a Note Payable to Friedman Financial Group, LLC.

On March 21, 2016 the Company received an offer to acquire 90% of the Company’s common stock by acquiring 53,650,000 shares of newly issued common stock for $270,000. The effective date shall be determined pending a vote by the Board of Directors. The proceeds will be used by the Company to retire the Company’s debt, including the Note Payable to Friedman Financial Group for the redemption of 585,000 shares of Convertible Preferred Stock Series A.

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

OVERVIEW

We were an independent auto sales finance company that provided floor plan financing and auto financing for independent used car dealers. The loans made were based on the value of collateral (the car) as determined by us using the automobile industry’s nationally-recognized valuation sources. We maintain our licenses to operate in Pennsylvania, New Jersey and Florida. The Company has suspended financing new loans while Management and the Board of Directors explore alternative opportunities for our future growth including consideration of an offer to acquire a controlling interest in the company as discussed below.

3

Recent Developments

In March 2016, but effective April 11, 2016, the Board of Directors authorized the redemption of 4,798,329 shares of common stock for $480.

In March 2016 but effective on April 11, 2016, the Board of Directors approved the redemption of 585,000 shares of Convertible Preferred Stock Series A for $220,000 evidenced by a Note Payable to Friedman Financial Group, LLC.

On March 21, 2016 the Company received an offer to acquire 90% of the Company’s common stock by acquiring 53,650,000 shares of newly issued common stock for $270,000. The effective date shall be determined pending a vote by the Board of Directors. The proceeds will be used by the Company to retire the Company’s debt, including the Note Payable to Friedman Financial Group for the redemption of 585,000 shares of Convertible Preferred Stock Series A.

We define our accounting periods as follows:

●	“fiscal 2013” - July 1, 2012 through June 30, 2013

●	“fiscal 2014” - July 1, 2013 through June 30, 2014

●	“fiscal 2015” - July 1, 2014 through June 30, 2015

●	“fiscal 2016” - July 1, 2015 through June 30, 2016

RESULTS OF OPERATIONS

Revenue

Since the Company has not financed new loans since June 2014 it has $0 revenue for the three and nine months ended March 31, 2016 and 2015.

Operating Expenses

Total selling, general and administrative expenses decreased $57,956 to $20,158 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Total selling, general and administrative expenses decreased $130,039 to $50,476 for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015. These decreases are primarily a result of temporary suspension of purchasing loans and a bad debt expense of $33,378 for the quarter ended March 31, 2015.

For the three months ended March 31, 2016 our expenses were comprised primarily of rent and utilities of $10,418, Professional fees of $7,726, and office related expenses of $2,014. For the nine months ended March 31, 2016 our expenses comprised primarily of $25,322 related to legal, accounting and SEC compliance costs, $20,268 for rent and utilities, and $4,930 for office expenses. For the three months ended March 31, 2015 our expenses were comprised primarily of $49,447 related to legal, accounting and SEC compliance costs, $3,684 for office expenses, $11,280 for occupancy expenses $5,328 for auto repossession services, and $8,376 for travel. For the nine months ended March 31, 2015 our expenses were comprised primarily of $112,683 related to legal, accounting and SEC compliance costs, $15,757 in office expenses, $11,280 for occupancy expenses $21,633 for auto repossession services, $4,506 for wages and benefits, and $14,657 for travel and entertainment.

Other Income

Other income is comprised of interest income and income from disposition of repossessed cars. During the three and nine months ended March 31, 2016 the Company had $0 other income. During the three and nine months ended March 31, 2015 the Company had other income of $26 and $26,680 respectively. The Company realized a gain of $26,355 from repossessing inventory during the nine months ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2016 our working capital deficit amounted to $94,617. The Company has entered into a financing agreement with Friedman Financial Group, a related party, to provide a line of credit sufficient to finance corporate expenses while the Company pursues new business opportunities. The line of credit has a current limit of $50,000, payable on demand at no interest.

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

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of March 31, 2016 we have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, who is also our Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO who is also our Principal Financial and Accounting Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our management, including our CEO who is also our Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2016.

In addition, management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of March 31, 2016:

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the nine months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Section 302 Certificate of Chief Executive Officer.*

31.2	Section 302 Certificate of Principal Financial and Accounting Officer.*

32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer*

*	Filed herewith.

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANGARD CAPITAL GROUP, INC.

Date: May 23, 2016	By:	/s/ Simon Friedman
Simon Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

7